Form 10QSB
period 1999-09-30
BEPARIKO BIOCOM
filed 1999-10-12
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission File Number: 000-27339

BEPARIKO BIOCOM
(Exact name of registrant as specified in its charter)

Nevada                                    88-0426887
(State of Incorporation)	          I. R. S. Employer
                                   Identification No.)

8452 Boseck Drive, Suite 272, Las Vegas, NV 89145
(Address of principal executive offices)

Registrants Telephone number, including area code
(702) 228-4688

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. (1) Yes (2) No.

There are 750,000 shares of common stock outstanding as of September 30, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Form SB-2 filed on September 2, 1999 and the Companies Form 10-SB filed on September 15,
1999, and the exhibits attached thereto, are incorporated by reference. The Federal Securities
Laws allows for incorporation of documents previously filed and accepted by reference.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this form 10Q-SB.

ITEM 2.	MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING
STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including without limitation, in conjunction with those forward-looking statements contained in this Statement.

Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that Form 10-SB filed with the Sec on September 2, 1999.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established Management and financial consulting companies and venture capital firms who have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

Year 2000 Compliance

Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

The company's potential software suppliers have verified that they will provide only certified "Year
2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

Part II - OTHER INFORMATION

Item 1. DESCRIPTION OF BUSINESS

Background Bepariko BioCom (the "Company") is a
Nevada corporation formed on April 2, 1997. Its principal place of business is located at 8452
Boseck Street, Suite 272, Las Vegas, NV 89128. The
Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.
The Company was formed for the purpose of being a Multi-Fingerprint Identification Company for personal security. The incorporators were Mr. Lewis
Eslick, and Ms. Leslie Eslick. Family members and close friends and Mr. Lewis Eslick and Ms. Leslie
Eslick have purchased stock in the Company amounting to 750,000 shares of common stock. All such sales were made in reliance on section 4(2) of the Securities Act of 1933, as amended (the "Securities
Act").

Item 2.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 3. DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from, Mr. Lewis
Eslick, a director and officer, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses.
This is a verbal agreement between Mr. Eslick, a director and officer and the Board of Directors.

Item. 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

FINANCIAL STATEMENTS

The Unaudited financial statements for the quarter ended September 30, 1999 were prepared for the company by its executive officers.

UNAUDITED QUARTERLY REPORT

Board of Directors 	           September 30, 1999
Bepariko BioCom
Las Vegas, Nevada

The executive officers have reviewed the accompanying Balance Sheets of Bepariko BioCom, (A
Development Stage Company), as of September 30,
1999.  They have been compared to December 30 1998,
December 30 1997, and from Inception to September
30, 1999, and the related statements of operations, stockholders' equity and cash flows for the times reviewed. The financial statements are the responsibility of the Company's management.

It is the opinion of the executive officers, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko BioCom as of September 30, 1999. The results of the Company's operations and cash flows for the Quarter ended September 30, 1999 are in conformity with generally accepted accounting principles.

The accompanying financial statements have bee prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUARTERLY FINANCIAL STATEMENTS
September 30, 1999

BEPARIKO BIOCOM
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 1999

TABLE OF CONTENTS

                                           PAGE NO.

ASSETS	                                          1

LIABILITIES AND STOCKHOLDERS' EQUITY	            1

STATEMENT OF OPERATIONS	                         2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	    3

STATEMENT OF CASH FLOWS	                         4

NOTES TO FINANCIAL STATEMENTS	                 5-8

Bepariko BioCom
(A Development Stage Company)

BALANCE SHEET

ASSETS

                         9 Mos ending	   Year ended
                         Sept 30,1999   	Dec. 31,1998

CURRENT ASSETS	                    	0	             	0

TOTAL CURRENT ASSETS	              	0	             	0
OTHER ASSETS
Organization Costs (Net)	         	83	            	98

TOTAL OTHER ASSETS	               	83	            	98

TOTAL ASSETS	                     	83	            	98

CURRENT LIABILITIES

Officers Advances
(Note #5)	                       	350	            	0
TOTAL CURRENT LIABILITIES	       	350	            	0

STOCKHOLDERS' EQUITY:
(Note #4)

Preferred Stock Par
Value $0.001 Authorized
10,000,000 shares Issued
and outstanding at
September 30, 1999 - None	         	0	           	0

Common stock Par value $0.001
Authorized 100,000,000 shares
Issued and outstanding at
September 30, 1999
750,000 shares				                             750

December 31, 1998 -		            750
750,000 shares

Additional Paid-In
Capital	                      17,324		      17,324

Deficit accumulated
during	development stage		   -18,341		     -17,946

TOTAL STOCKHOLDERS' EQUITY:	     	83	          	98
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:	           	83	           98

See accompanying notes to financial statements & report

Bepariko BioCom
(A Development Stage Company)

STATEMENT OF OPERATIONS

                      	9 Mos		  Dec 31 		Apr 2 		Apr 2 1997
                      	Ended		  1998		   1997 to (Inception)
                      	Sep 30			         Dec 31 		to Sep 30
                      	1999				          1997		   1999

INCOME:
Revenue	                   	0	      	0	      	0	         	0

EXPENSES:

General, Selling and
Administrative	          	350	      	0	 	17,924     	18,274

Amortization		             15		     30		     22		        67

TOTAL EXPENSES	          	365	     	30	 	17,946	    	18,341

NET PROFIT/LOSS (-)	    	-365	    	-30		-17,946    	-18,341

Net Profit/Loss(-)
Per weighted share
(Note 1):	            	-.0005	    	NIL	 	-.0239	    	-.0245

Weighted average
Number of common
Shares outstanding:		 750,000		750,000	 750,000		  750,000

See accompanying notes to financial statements & audit report

Bepariko BioCom
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Additional	Accumu-
                     	Common	   Stock	  paid-in	   lated
                     	Shares	   Amount	 Capital	   Deficit

July 24, 1997
Issued for Cash		    750,000	     	750	   	17,324	      	0

Net loss
April 2, 1997 to
December 31, 1997				                              -17,946

Balance,
December 31, 1997		  750,000	     	750	  	17,324	 	-17,946

Net Loss Year Ended
December 31, 1998							                              	-30

Balance,
December 31, 1998		  750,000	     750	   	17,324		 -17,976

Net Loss
January 1, 1999 to
Sep 30, 1999								                                  -365

Balance,
Sep 30, 1999		       750,000	    	750	   	17,324	 	-18,341

See accompanying notes to financial statements & audit report

Bepariko BioCom
(A Development Stage Company)

STATEMENT OF CASH FLOWS

                   	Jan 1	     Year	     Apr 2   	Apr 2,1997
                   	1999 to	   Ended	    1997 to	 (Inception)
                   	Sep 30    	Dec 31   	Dec 31  	to Sep 30
                   	1999	      1998	     1997	    1999
Cash Flows from
Operating
Activities

Net Loss	             -365	     	-30	   	-17,946	    	-18,341

Adjustment to
Reconcile net
loss

Amortization		         +15		     +30		      +22	         	+67

To net cash provided
By operating
Activities

Changes in assets and
Liabilities
Organization Costs		     0		       0		     -150	       	-150

Increase In Current
Liabilities		         +350		       0		        0        	+350

Net cash used in
Operating
activities	             	0	       	0		  -18,074	    	-18,074

Cash Flows from
Investing Activities		   0		       0		        0          		0

Cash Flows from
Financing Activities

Issuance of Common
Stock for Cash		         0		       0		  +18,074   		+18,074

Net Increase
(decrease)	             	0	       	0	        	0         	+0

Cash,
Beginning of period		    0		       0		        0	         	0

Cash, End of Period	    	0	       	0	        	0	         	0

See accompanying notes to financial statements & audit report

Bepariko BioCom
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 1999, December 31, 1998, and from inception April 2, 1997.

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized April 2, 1997 under the laws of the State of Nevada as Bepariko BioCom. The
Company currently has no operations and is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of this financial statement is in conformity with generally accepted accounting principles. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109)
"Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting.
Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128
(SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 15, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its fiscal year-end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Year 2000 Disclosure

Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

The company's potential software suppliers have verified that they will provide only certified "Year
2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1998, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

Net operation loss carry forward	           $ 	17,976
Valuation allowance	                        $	 17,976

Net deferred tax asset	                     $       0

The federal net operating loss carry forward will expire in 2017 to 2018.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 100,000,000, shares with a par value
$.001 per share.

Preferred Stock

The authorized preferred stock of the corporation consists of 10,000,000 shares with a par value of $0.001 per share.

On July 24, 1997, the Company issued 750,000 shares of its $0.001 par value common stock in consideration of $750.00 in cash to its directors.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

To Whom It May Concern:	October 11, 1999

The Executive Officers of Bepariko BioCom have prepared these financial statements as of September
30, 1999.

Very truly yours,



s/Lewis M. Eslick
Lewis M. Eslick
President and Chairman of the Board