Form 10QSB/A
period 1999-09-30
BEPARIKO BIOCOM
filed 1999-10-25
CIK 1093818

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

DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Form SB-2 filed on September 2, 1999 and the amended Form SB-2 filed on October 25, 1999.
The Companies Form 10-SB filed on September 15,
1999, and the amended Form 10-SB filed on October
25, 1999 and the exhibits attached thereto, are incorporated by reference. The Federal Securities
Laws allows for incorporation of documents previously filed and accepted by reference.


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

Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Amended Form 10-SB dated
October 25, 1999. The description of the current plan of operation is incorporated by reference to
Section 2 of that Amended Form 10-SB filed with the Sec on October 25, 1999.

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

Part II - OTHER INFORMATION

Item 1. DESCRIPTION OF BUSINESS

Background Bepariko BioCom (the "Company") is a
Nevada corporation formed on April 2, 1997. Its principal place of business is located at 8452
Boseck Street, Suite 272, Las Vegas, NV 89128.
Bepariko operates on the calendar fiscal year.  The
Company was organized to engage in any lawful corporate business, including but not limited to, participating in Joint Ventures with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters. The Company was formed for the purpose of being a multi-fingerprint identification company for personal security. Bepariko BioCom is working to have a minimum of six (6) major contracts with internationally recognized customers as soon as possible. The incorporator was Ms. Leslie Eslick.
Family members and close friends and Mr. Lewis
Eslick and Ms. Leslie Eslick have purchased stock in the Company amounting to 750,000 shares of common stock. All such sales were made in reliance on section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

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

FINANCIAL STATEMENTS

The unaudited financial statements for the quarter ended September 30, 1999 were prepared for the company by its executive officers.

AMENDED UNAUDITED QUARTERLY REPORT

Board of Directors 	               October 25, 1999
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

It is the opinion of the executive officers, the amended financial statements referred to above present fairly, in all material respects, the financial position of Bepariko BioCom as of September 30, 1999. The results of the Company's operations and cash flows for the Quarter ended
September 30, 1999 are in conformity with generally accepted accounting principles.

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

AMENDED QUARTERLY FINANCIAL STATEMENTS

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

Bepariko BioCom
(A Development Stage Company)

BALANCE SHEET

ASSETS

                   			 9 Mos ending	    Year ended
                    		 Sept 30,1999 	 Dec. 31,1998

CURRENT ASSETS	                  	0	            	0

TOTAL CURRENT ASSETS	            	0	            	0
OTHER ASSETS
Organization Costs
(Net)	                           	0	           	98

TOTAL OTHER ASSETS	              	0	           	98

TOTAL ASSETS	                    	0	           	98

CURRENT LIABILITIES

Officers Advances
(Note #5)	                     	350	           	0
TOTAL CURRENT LIABILITIES	     	350	           	0

STOCKHOLDERS' EQUITY:
(Note #4)

Preferred Stock Par Value
$0.001Authorized 10,000,000
shares issued and outstanding
at September 30, 1999-None	      	0	          	0

Common stock Par value $0.001
Authorized 100,000,000 shares
Issued and outstanding at
September 30, 1999
750,000 shares				                          750

December 31, 1998            		750
750,000 shares

Additional Paid-In Capital		17,324	     	17,324

Deficit accumulated during
Development stage		        -18,424		    -17,976

TOTAL STOCKHOLDERS'
EQUITY:	                      	350	         	98
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:	          	0	         	98

See accompanying notes to financial statements & report

Bepariko BioCom
(A Development Stage Company)

STATEMENT OF OPERATIONS

              	9 Mos		  Dec 31		 Apr 2 	  Apr 2,1997
              	Ended		  1998		   1997 to  (Inception)
              	Sep 30				        Dec 31   to Sep 30
              	1999				          1997		   1999

INCOME:
	Revenue	          	0	      	0	       	0	         	0

EXPENSES:
General,
Selling and
Administrative	  	350	      	0	  	17,924	    	18,274

Amortization		     98		     30		      22	       	150

TOTAL EXPENSES	  	448	     	30	  	17,946	    	18,424

NET PROFIT/LOSS
(-)	            	-448	    	-30	 	-17,946	   	-18,424

Net Profit/Loss
(-)Per weighted
share(Note 1):		-.0006	   	NIL	  	-.0239	    	-.0246

Weighted average
Number of common
Shares
outstanding:		 750,000		750,000	 	750,000		  750,000

See accompanying notes to financial statements & audit report

Bepariko BioCom
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               		 	 Addit'l	  Accumu-
                 	Common  	 Stock	  paid-in	  lated
                 	Shares	   Amount	 Capital	  Deficit

July 24, 1997
Issued for Cash		750,000	     	750	  	17,324	      	0

Net loss
April 2, 1997
to December 31
1997		                                        -17,946

Balance
December 31
1997		          750,000	      	750	 	17,324	 	-17,946

Net Loss Year
Ended
December 31
1998							                                      	-30

Balance
December 31
1998		          750,000		     750	 	17,324		  -17,976

Net Loss
January 1,
1999 to
Sep 30, 1999								                            -448

Balance
Sep 30, 1999		  750,000	    	750	 	17,324	  	-18,421

See accompanying notes to financial statements & audit report

Bepariko BioCom
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	              Jan. 1	   Year	   Apr 2   	Apr 2,1997
              	1999 to	  Ended	  1997 to	 (Inception)
              	Sep 30   	Dec 31 	Dec 31  	to Sep 30
              	1999	     1998	   1997	    1999

Cash Flows
from Operating
Activities

Net Loss	        	-448	    	-30		 -17,946	    	-18,424

Adjustment to
Reconcile net
loss

Amortization		     +98		    +30		     +22	      	 +150

To net cash
provided	by
operating
activities

Changes in assets
and Liabilities
Organization Costs		  0		      0		   -150	       	-150

Increase In Current
Liabilities		      +350		      0		      0	       	+350

Net cash used in
Operating activities  	0	     	0	 	-18,074	   	-18,074

Cash Flows from
Investing Activities		 0		     0		       0         		0

Cash Flows from
Financing Activities

Issuance of Common
Stock for Cash		       0		     0		  +18,074  		+18,074

Net Increase
(decrease)	           	0	     	0	        	0        	+0

Cash
Beginning of
period		               0		     0		        0	        	0

Cash
End of Period	        	0	     	0	        	0	        	0

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

Reporting on Costs of Start-up Activities

In April 1998, the American Institute of Certified
Public Accountants issued Statement of Position 98-5
("SOP 98-5"), "Reporting the Costs of Start-up
Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP
98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principal.

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

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.


To Whom It May Concern:	          October 25, 1999

The Executive Officers of Bepariko BioCom have prepared these financial statements as of September
30, 1999.

Very truly yours,



/s/Lewis M. Eslick
Lewis M. Eslick
President and Chairman of the Board