Form 10QSB/A
period 1999-09-30
BEPARIKO BIOCOM
filed 1999-12-20
CIK 1093818

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

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this this Statement, including without limitation, in conjunction with those forward-looking statements contained in this Statement.

Plan of Operation

The Company's Plan of Operation has not changed since the filing of itsAmended Form 10-SB dated October 25, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of that Amended Form 10-SB filed with the Sec on October 25, 1999.

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

AMENDED UNAUDITED QUARTERLY REPORT

Board of Directors                                 October 25, 1999
Bepariko BioCom
Las Vegas, Nevada

The executive officers have reviewed the accompanying Balance Sheets of Bepariko BioCom, (A Development Stage Company), as of September 30, They have been compared to December 30 1998, December 30 1997, and from Inception to September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the times reviewed. The financial statements are the responsibility of the Company's management.

It is the opinion of the executive officers, the amended financial statements referred to above present fairly, in all material respects, the financial position of Bepariko BioCom as of September 30, 1999. The results of the Company's operations and cash flows for the Quarter ended September 30, 1999 are in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #5 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMENDED QUARTERLY FINANCIAL STATEMENTS

September 30, 1999

                           BEPARIKO BIOCOM
                  (A Development Stage Company)

                        FINANCIAL STATEMENTS

                         September 30, 1999

TABLE OF CONTENTS                                        PAGE NO.

ASSETS                                                         7

LIABILITIES AND STOCKHOLDERS' EQUITY                           8

STATEMENT OF OPERATIONS                                     9-10

STATEMENT OF STOCKHOLDERS' EQUITY                             11

STATEMENT OF CASH FLOWS                                    12-13

NOTES TO FINANCIAL STATEMENTS                              14-18



                         Bepariko BioCom
                 (A Development Stage Company)

                          BALANCE SHEET

                              ASSETS

                              September   December   December
                              30, 1999    31, 1998   31, 1997

CURRENT ASSETS                $      0    $      0   $      0

  TOTAL CURRENT ASSETS        $      0    $      0   $      0

OTHER ASSETS
  Organization Costs (Net)    $      0    $     98   $    128

  TOTAL OTHER ASSETS          $      0    $      98  $    128

TOTAL ASSETS                  $      0    $      98  $    128

The accompanying notes are an integral part of these financial statements


                         Bepariko BioCom

                   (A Development Stage Company)

                           BALANCE SHEET

              LIABILITIES AND STOCKHOLDERS' EQUITY

                            September    December    December
                            30, 1999     31, 1998    31, 1997

CURRENT LIABILITIES
  Officers Advances
  (Note #5)                 $     925    $      0    $      0

  TOTAL CURRENT LIABILITIES $     925    $      0    $      0

STOCKHOLDERS' EQUITY (Note #4)

  Preferred Stock
  Par Value $0.001
  Authorized 10,000,000
  shares
  Issued and outstanding
  At 	September 30, 1999
  - None                    $      0     $      0    $      0

  Common stock
  Par value $0.001
  Authorized 100,000,000
  shares
  Issued and outstanding at

  December 31, 1997 -
  750,000 shares                                         750

  December 31, 1998                          750
  750,000 shares

  September 30, 1999 -
  750,000 shares            $   750

  Additional Paid-In
  Capital                    17,324       17,324      17,324

  Deficit accumulated during
  Development stage         -18,999    -17,976    -17,946

TOTAL STOCKHOLDERS' EQUITY $   -925   $     98   $    128

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $      0   $     98   $    128


See accompanying notes to financial statements & report

                           Bepariko BioCom
                   (A Development Stage Company)

                       STATEMENT OF OPERATIONS


                            3 Mos      3 Mos      9 Mos      9 Mos
                            Ended      Ended      Ended      Ended
                            Sep. 30    Sep. 30    Sep. 30    Sep. 30
                            1999       1998       1999       1998


REVENUE                     $      0    $     0  $      0    $      0

EXPENSES

General, Selling and
Administrative              $    575    $     0  $    925    $      0

Amortization                       0          7        98          22

TOTAL EXPENSES              $    575    $     7  $  1,023    $     22

NET PROFIT/LOSS (-)         $   -575    $    -7  $ -1,023    $    -22

Net Profit/Loss(-)
per weighted share
(Note #2)                   $-.0008     $   NIL  $ -.0014    $    NIL

Weighted average
Number of common
shares outstanding          750,000     750,000   750,000     750,000

See accompanying notes to financial statements & audit report


                      Bepariko BioCom
                 (A Development Stage Company)

                    STATEMENT OF OPERATIONS
                          (CONTINUED)

                            Year           Apr 2 1997     Apr 2 1997
                            Ended          to             (Inception)
                            Dec. 31 1998   Dec 31 1997        to
                                                          Sep 30 1999

   REVENUE                 $      0        $      0       $      0

EXPENSES

General, Selling and
Administrative             $     0        $  17,924      $  18,849

Amortization                    30               22            150

TOTAL EXPENSES             $    30        $  17,946      $  18,999

NET PROFIT/LOSS (-)        $   -30        $ -17,946      $ -18,999

Net Profit/Loss(-)
per weighted share
(Note #2)                  $   NIL        $  -.0239      $   -0253

Weighted average
Number of common
shares outstanding         750,000        750,000        750,000

The accompanying notes are an integral part of these financial
Statements.


                           Bepariko BioCom
                   (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Additional   Accumu-
                         Common   Stock   paid-in      lated
                         Shares   Amount  Capital      Deficit

July 24, 1997
Issued for Cash          750,000  $  750  $   17,324   $      0

Net loss
April 2, 1997 to
December 31, 1997                                       -17,946

Balance,
December 31, 1997        750,000  $  750  $   17,324   $-17,946

Net Loss Year Ended
December 31, 1998                                           -30

Balance,
December 31, 1998        750,000     750      17,324    -17,976

Net Loss
January 1, 1999 to
September 30, 1999                                       -1,023

Balance,
September 30, 1999       750,000  $  750     $17,324   $-18,999

See accompanying notes to financial statements & audit report

                           Bepariko BioCom
                    (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                            3 Mos      3 Mos      9 Mos      9 Mos
                            Ended      Ended      Ended      Ended
                            Sep. 30    Sep. 30    Sep. 30    Sep. 30
                            1999       1998       1999       1998

Cash Flow from Operating
Activities Net Loss         $  -575    $    17    $ -1,023   $   -22

Adjustment to reconcile
Net loss to net cash
Provided by operating
Activities

Amortization                     +0         +7        +98        +22

Changes in Assets and
Liabilities

Organization Costs                0          0          0          0

Increase in Current
Liabilites

Officers Advances             +575           0       +925         +0

Net cash used in
Operating Activities             0           0          0          0

Cash Flows from
Investing Activities             0           0          0          0

Cash Flows from
Financing Activities
Issuance of Common
Stock                            0           0          0          0

Net increase (decrease)
In cash                          0           0          0          0

Cash, beginning of
Period                           0           0          0          0

Cash, end of period              0           0          0          0

Bepariko BioCom
                 (A Development Stage Company)

                      STATEMENT OF CASH FLOWS
                           (CONTINUED)

                                                           Apr 2 1997
                               Year Ended    Year Ended    (Inception)
                               December 31   December 31   to Sept 30
                                  1998          1997          1999

Cash Flows from
Operating Activities
Net Loss                       $       -30   $ -17,946     $  -18,999

Adjustment to
Reconcile net loss
To net cash provided by
Operating activites

Amortization                           +30         +22           +150

Changes in assets and
Liabilities

Organization Costs                       0        -150           -150

Increase In Current
Liabilities

Officers Advances                        0           0           +925

Net cash used in
Operating activities                $    0    $-18,074       $-18,074

Cash Flows from
Investing Activities                     0           0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                    0     +18,074        +18,074

Net Increase
(decrease) in cash                  $    0    $      0       $     +0

Cash,
Beginning of period                      0           0              0

Cash, End of Period                 $    0    $      0       $      0


See accompanying notes to financial statements & audit report

Bepariko BioCom
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 1999, December 31, 1998, and December 31, 1997

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