Form 10KSB
period 1999-12-31
BEPARIKO BIOCOM
filed 2000-03-29
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1999Commission File No. 000-27339





                         BEPARIKO BIOCOM
     (Exact name of registrant as specified in its charter)




Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8452 Boseck Street, Number 272, Las Vegas, NV 89145
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1998:   $ 0

As of December 31, 1999, the registrant had 5,000,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of March 29, 2000: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

              DOCUMENTS INCORPORATED BY REFERENCE:

None

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

BEPARIKO BIOCOM (the "Company") is a Nevada corporation formed on April 2, 1997. The Company's offices are located at 8452 Boseck Drive, Unit 272, Las Vegas, Nevada 89145; (702) 228-4688.
Bepariko operates on the calendar fiscal year. Currently, our company has only the principals as employees, and they will be the only employees for the foreseeable future.

The details of a German patent and its inventor were brought to the attention of Mr. Lewis Eslick by Dipl.-Kfm. Peter Riedel, an accountant and business advisor residing in Germany. Mr. Riedel was one of the backers that financially supported the work necessary to obtain the patent. Following negotiations with the patent owner, it was agreed that Mr. Eslick or his nominated company would be granted an exclusive licensing agreement for the use of the patent.

The patent was initially registered with the Federal Republic of Germany under patent number 43 22 445, and the patent was granted on June 7, 1993. The patent was registered filed for and granted throughout the nations of the European Economic Community. The registration of the patent in the United States and most industrialized nations of the world followed.

Mr. Eslick elected to file Bepariko BioCom, a Nevada corporation, so that it could be granted the exclusive licensing agreement. A set dollar amount was not determined regarding the value of the licensing agreement.

Mr. Alfons Behnke, the patent owner, sent Mr. Tino Di Pana to the United States with full power of attorney to grant the exclusive licensing agreement to Bepariko BioCom, Nevada. On April 11, 1997 our company was granted, in perpetuity, the unrestricted exclusive right to use of all of the rights and privileges granted within patent 43 22 445 give by the Federal Republic of Germany. It was verbally agreed that a percentage of any net profits earned by our company, through the use of the patent, would be paid to the patent owner. This percentage would be determined on a contract by contract basis and would not exceed 10% as a maximum cost to Bepariko.

Bepariko BioCom was organized to be an international corporation; a business to be owned by the public at large and operated in accordance with the directives of the board of directors.
Bepariko's management is committed to continually maintain, develop, and enhance its security systems to meet the changing processing needs of the industry. In developing its service products, Bepariko will be stressing responsiveness to the needs of its clients through client contact and customer service.

Bepariko's multi-fingerprint access coded systems provide absolute security in many applications. Bepariko provides an economically high quality business solution to lowering costs, preventing fraudulent uses and providing absolute security to its cardholders. Building new database systems is not required for these applications. Cooperation, level-headedness and the conviction that Bepariko's multi-fingerprint access codes will lower and then contain loses in the fields of theft and fraud for its cardholders.

                 Present employees of Bepariko.

Bepariko's only employees at the present time are its officers and directors, who will devote as much time as the board of directors determine is necessary to carry out the affairs of the Company.

ITEM 2.   DESCRIPTION OF PROPERTY.

Bepariko has the use of a limited amount of office space from Mr.
Eslick, a director and officer, at no cost. Bepariko pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

ITEM 3.   LEGAL PROCEEDINGS

Bepariko is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

                       Market Information

Bepariko's common stock has been registered in a Form SB-2 Filing with the Securities & Exchange Commission. Upon compliance and approval of the Form SB-2 Filing the Company's shares will be registered under the Securities Act of 1933 (the "Act") and will be eligible for sale in the public market on a best efforts basis. Upon compliance and approval of this Form 10-SB Section 12(g) Filing our company will seek to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

                          Shareholders

As of March 29, 2000 there are 6 holders of Company's common stock.

                            Dividends

Bepariko has not paid any dividends on its common stock. Our company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

Bepariko BioCom is working to have a minimum of 6 major contracts with internationally recognized customers as soon as possible.
Initial contacts have been made with:

  1.   Unisys Corporation
2.   Biometric Tracking
3.   Siemens AG (Germany)
4.   RJM Rheinmetal Jena, (Germany)
5.   Lufthansa (Germany)
6.   El Al Airlines
7.   Bode Panzer Safes (Europe).

Bepariko will continue discussions with these and other interested companies to complete a contract or contracts. Our company may be offered an opportunity to joint venture with one or more of these companies to assist in furthering our business plans. The possibility of contracts or joint ventures vary from alien identification ID cards, entrance to airline secured areas, corporate security and military applications.

We will continue negotiations with major industrial companies that have expressed a desire to incorporate the use of our patent into their operational systems. For the right to use the patent a facilitation charge will be paid to our company. Each time a system is accessed we will receive a use fee.

We  have  attended security trade shows such as  Secure-Tech  and
Card-Tech  to  introduce our product to  a  wide  sector  of  the
market.   We will continue to display and demonstrate our product
to potential markets available at these trade shows.

Many industrial and multi-national companies that would be interested in applying our multi-fingerprint identification system to their existing systems prefer to operate those systems in house. This could present an opportunity for Bepariko to enter into a joint venture with one or more of these companies. At this time, Bepariko has no proposal, agreement, understanding or arrangement to enter into such a joint venture agreement with any specific business or company.

Our Company will not restrict its search for business opportunities to any specific business, industry or geographical location. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Bepariko's potential success is heavily dependent on it's management, which will have virtually unlimited discretion in searching for and entering into business opportunities. None of the officers and directors of our company have had any experience in the proposed business of the Company.

Bepariko may seek to develop a new product or service, or acquire an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the joint venture with a corporation that does not need substantial additional cash. Our company may purchase assets and establish wholly owned subsidiaries in various business or purchase an existing businesses as subsidiaries.

Bepariko anticipates that the selection of a business opportunity will be complex and extremely risky. Potentially, available business opportunities may occur in many different industries and at various stages of development. This will make the task of comparative investigation and analysis of any opportunities extremely difficult and complex.

As is customary in the industry, Bepariko may pay a finder's fee for locating and executing a contract with a company to use the multi-fingerprint patent. If any fee is paid, it will be approved by our company's board of directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction based upon a sliding scale of the amount involved. These fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that a finder's fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Bepariko, if this person plays a material role in bringing a transaction to completion.

Bepariko has not formulated any policy regarding the use of consultants or outside advisors. In the future if our company finds it necessary to employ consultants or outside advisors the board of directors will establish a policy in line with policies being utilized in the industry.

Presentation of opportunities to Bepariko BioCom.

Bepariko anticipates that business opportunities for possible contracts or joint ventures will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

Our company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.

Bepariko's evaluation of future business.

The officers and directors of Bepariko are currently employed in other positions. Currently Mr. Lewis Eslick devotes approximately 20 hours each week to the operations of the business. At present Paul Eslick and Patsy Harting devote approximately 5 to 7 hours weekly. The officers and directors will dedicate whatever time is required for the operations and development of the company's business. They have other interests that require portions of their time. They do not have any investments or ownership in other companies that could pose a conflict with Bepariko.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of Bepariko. Management intends to concentrate on identifying prospective business opportunities that may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider the available technical, financial and managerial resources. Working capital and other financial requirements will be required.

Our Company must consider the quality and experience of management potentials for further research and development. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, Bepariko intends to utilize written reports and personal investigation to evaluate business opportunities.

Bepariko will not restrict its search for any specific kind of business, but may contract with a company which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life.

Bepariko may enter into other business ventures.

In implementing a structure for a particular business opportunity, Bepariko may become a party to a joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of Bepariko will not be in control of the Company. In addition, a majority or all of Bepariko officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of Bepariko's shareholders.

As part of our company's investigation, officers and directors of the Bepariko will meet personally with management and key personnel. They may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take any other reasonable investigative measures, to the extent of our company's limited financial resources and management expertise.

The manner in which our company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of Bepariko and other parties, the management of the opportunity, and the relative negotiating strength of our company and the other management.

Bepariko  will  not  have  sufficient  funds  to  undertake   any
significant development, marketing and manufacturing of any products which may be acquired. Our company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, Our company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that our company will be able either to obtain additional financing or interest third parties in providing funding for the further developing, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to our company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in a business opportunity. Leveraging a transaction involves the purchase of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for purchasing the business opportunity and, therefore, could commit those funds to the operations of the business opportunity or to other activities. The assets of the business opportunity will ordinarily secure the borrowing involved in a leveraged transaction.

Competition Bepariko BioCom may encounter

Bepariko is an insignificant participant among firms, which engage in business combinations with financing of development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than Bepariko. In view of our company's limited financial resources and management availability, it will continue to be at a significant competitive disadvantage.

Regulation and Taxation that may be applied to Bepariko BioCom.

The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While Bepariko does not intend to engage in these activities, it could become subject to regulation under the Investment Company Act of 1940 in the event Bepariko obtains or continues to hold a minority interest in a number of development stage enterprises. Bepariko could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that Bepariko could be classified as an "investment company."

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10K-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the inception of Bepariko BioCom on April 2, 1997, the principal independent accountant for the Company has neither resigned nor been dismissed. The independent accountant for the Company is Barry L. Friedman. Bepariko engaged Mr. Friedman on or about June 24, 1999.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the board of directors of Bepariko serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to the directors and executive officers of the Company is as follows:



Name/Address             Age    Position
Lewis M. Eslick          61     President/Direc
8452 Boseck Street,             tor
#272
Las Vegas, NV 89145
Paul J. C. Eslick        65     Secretary/Director
P.O. Box 1769
Paradise, CA 95967
Patsy Harting            59     Treasurer/Director
14133 Elmira Circle
Magalia, CA 95954

Lewis Eslick.

Mr. Eslick, age 61. 1997 - Present: Mr. Eslick has been a Director and President of the issuer since its inception April 2, 1997. Since August of 1995 he has been an owner and served as Geschaeftsfuehrer (Managing Director) of Xaxon Immobilien und Anlagen Consult GmbH. Under Mr. Eslick's direction the company was awarded full 34-C License, which allows every business except banking operations. The Company consults with major development companies of the European Economic Community and the United States.

From April, 1994, through December, 1994, Mr. Eslick was CEO of Travel Masters, where he developed strategy and a business plan for the company, and the structure to establish a central reservation complex to replace Airline City Ticketing Offices in Reno and Las Vegas, Nevada using Electronic Ticket Delivery Networks (ETDN) which led to ticketless travel.

From  1986 to 1993 he was Chief Executive Officer of Mirex,  Inc.
While serving as President of this international consulting firm, was responsible for several successful negotiations on behalf of Bechtel Engineering and Minerals including the following:

Arranged the financing of the construction of the a twelve-berth harbor to accommodate ocean cargo vessels of up to 50,000 DWT located at Mawan Harbor at the mouth of the Pearl River.

Arranged the financing of the construction of the Shenzhen Petro-
Chemical Refinery with an operating capacity of 68,000 barrels per day.

Arranged financing for the Mawan Port Facility with the assistance of Triad Enterprises S.A., Banco Arabe de Espanole, secured a Bank Commitment in the amount of $375,000,000 USD with very favorable interest rates and set off payments of the principal for the projects.

Negotiated an Industrial Development Revenue Bond with the State of Nevada on behalf on Mirex, Inc. in the amount of $12,000,000
USD for special projects.

From 1983 to 1986 Mr. Eslick conceptualized and delivered to E.F. Hutton the plan for what is now known as Reservoir Inadequacy Insurance. The methods by which investors are protected against inadequate oil reserves or dry wells. Developed and co-authored with Lloyds of London, the syndication that backed the policies.

From  1981  to  1983:  he was the project  manager  for  Rosendin
Electric overseeing the complete wiring of the building that tracks the Space Shuttle for Lockheed;

From 1979 to 1981 he served as the Managing Director of Interface lndrocarbuare, Inc. S.A. A Corporation with offices in Geneva,
Switzerland, and Konigswinter, West Germany that actively traded in the international spot oil market.

From  1955  to  1958  he served in the US  Navy  as  an  Aviation
Electronics Technician. Honorable Discharge.

Paul Eslick

Mr. Eslick, age 65. Mr. Eslick has been retired. During his retirement Mr. Eslick has been active in the purchase and sale of antique furniture, antique glassware and other antique collectibles. Mr. Eslick has also dealt in antique art and the history of various antique and early American arts.

1993 to 1995: Mr. Eslick was employed at Mize Automotive Service where he worked as the senior mechanic specializing in automotive electronics and electrical systems.

1986  to  1993:  Mr. Eslick was self-employed in  the  Automotive
Service   Industry.  He  primarily  worked  on   the   electronic
components   and   electrical  systems  of   various   makes   of
automobiles.

1973 to 1986: Mr. Eslick was employed at Sills Automotive where he initially worked as a line mechanic and was promoted to Service Manager. In his employment in this position he exhibited leadership skills and superior job scheduling abilities.

1956 to 1972: Mr. Eslick started as a line mechanic and was promoted to Chief Maintenance Mechanic and later to Assistant
Service Manager for the United States Naval Air Station, Alameda,
California.

Military:  July  1951 to 1955 United States  Air  Force  Aviation
Maintenance, Jet Engine Specialist

Patsy Harding

Patsy Harding, Age 59. 1996 to present Mrs. Harting is been a Phlebotomist working in the Intensive Care Unit and the laboratory at Inlow Hospital, Chico, California. Mrs. Harting's duties consist of the normal activities associated with the care of the critically ill and post surgery patients.

Prior to that, during the years from 1983 until 1996, Mrs. Harting was the owner of PJ's Red Onion a very successful restaurant located at 6047 Clark Road, Paradise California. She operated a thriving business and supplied Specialty Pies to the largest restaurants in Chico and Orville California for over twelve years. Mrs. Harting sold her business interests in the early part of 1996.

Mrs. Harting has never served as an Officer or Director of any Publicly traded Company.

Education:  Nurses  Training,  Oakland,  California  and  Doctors
Office Assistant, Oakland California.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation is paid or anticipated by Bepariko until a contract is executed.

Directors currently receive no compensation for their duties as directors.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth information relating to the beneficial ownership of Bepariko's common stock by those persons beneficially holding more than 5% of our company's capital stock, by it's directors and executive officers, and by all of it's directors and executive officers as a group. The address of each person is in care of the Company.

Title of       Name of            Amount and        Percent of
Class          Beneficial Owner   Nature of         Class
               (1)                Beneficial Owner
Common Stock    Lewis M. Eslick         125,000        16.66
                                                        %
Common Stock    Leslie B. Eslick        125,000         16.66%
Common Stock    Paul J.C. Eslick        125,000         16.66%
Common Stock    Howard Stiebel          125,000         16.66%
Common Stock    Kathryn Stiebel         125,000         16.66%
Common Stock    Sandra L. Duncan        125,000         16.66%

  1. Mr. Lewis Eslick and Mr. Paul J. C. Eslick disclaim beneficial ownership of the shares held by each other.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Report of Independent Auditor, Barry Friedman, P.C., dated January 17, 2000

          Balance  Sheet  as of December 31, 1999,  December  31,
            1998, and December 31, 1997.

          Statement of Operation for the years ended December 31, 1999, December 31, 1998; for the period April 2,
            1997  to December 31, 1997; and for the period  April
            2, 1997 (inception) to December 31, 1999.

          Statement of Stockholders' Equity.

          Statement  of  Cash Flows for the years ended  December
            31, 1999, December 31, 1998; for the period April  2,
            1997  to December 31, 1997; and for the period  April
            2, 1997 (inception) to December 31, 1999.

          Notes to Financial Statements

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                     January 17, 2000
Bepariko BioCom
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Bepariko BioCom (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statement of stockholder's equity for December 31, 1999, December 31, 1998, and December 31, 1997 and the statements of operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997 and the period April 2, 1997 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko BioCom (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statement of stockholder's equity for December 31, 1999, December 31, 1998, and December 31, 1997 and the statements of operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997 and the period April 2, 1997 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                         Bepariko BioCom
                  (A Development Stage Company)
                          BALANCE SHEET


                                 December 31,      December 31,      December 31,
                                 1999              1998              1997
            ASSETS
CURRENT ASSETS:                  0                 0                 0
TOTAL CURRENT ASSETS             0                 0                 0
OTHER ASSETS;
Organization Costs (Net)         0                 $98               $128
TOTAL OTHER ASSETS               0                 $98               $128
TOTAL ASSETS                     0                 $98               $128
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note #5)       $1,500            0                 0
TOTAL CURRENT LIABILITIES        $1,500            0                 0
STOCKHOLDERS' EQUITY;
Preferred stock, $0.001 par       0
value
Authorized 10,000,000 shares
Issued and outstanding at
December 31, 1999 - none
Common stock, $0.001 par value,                                       $750
authorized 50,000,000 shares
issued and outstanding at
December 31, 1997 - 750,000
December 31, 1998 - 750,000                         $750
December 31, 1999 - 750,000       $750
Additional paid-in Capital        17,324            17,324            17,324
Deficit accumulated during the    -19,574           -17,976           -17,946
development stage
TOTAL STOCKHOLDERS' EQUITY       $-1.500           $98               $128
TOTAL LIABILITIES AND            0                 $98               $128
STOCKHOLDERS' EQUITY

                         Bepariko BioCom
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 Year Ended   Year Ended   April 2,
                 Dec. 31,     Dec. 31,     1997 to       April 2,
                 1999         1998         Dec. 31,      1997
                                           1997          (Inception)
                                                         to Dec. 31,
                                                         1999
INCOME:
Revenue           0            0            0             0
EXPENSES:
General, Selling  $1,500       0            $17,924       $19,424
and
Administrative
Amortization      98           30           22            150
Total Expenses   $1,598       $30          $17,946       $19,574
Net Profit/Loss(-$-1,598      $-30         $-17,946      $-19,574
)
Net Profit/Loss  $-.0021      NIL          $-.0239       $-.0026
(-) Per weighted
Share (Note 2)
Weighted average 750,000      750,000      750,000       750,000
Number of common
Shares
outstanding

See accompanying notes to financial statements & audit report

                         Bepariko BioCom
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             750,000           $750              $17,324           $-
December 31, 1996                                                          0
Net loss year ended                                                        -17,946
December 31, 1997
Balance,             750,000           $750              $17,324           $-17,946
December 31, 1997
Net loss year ended                                                        -30
December 31, 1998
Balance,             750,000           $750              $17,324           $-17,976
December 31, 1998
Net loss year ended                                                        -1,598
December 31, 1999
Balance,             750,000           $750              $17,324           $-19,574
December 31, 1999

See accompanying notes to financial statements & audit report.

                         Bepariko BioCom
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      Year Ended Dec.   Year Ended Dec.   April 2, 1997,    April 2, 1997
                      31, 1999          31, 1998          to Dec. 31, 1997  (Inception) to
                                                                            Dec. 31, 1999
Cash Flows from
Operating Activities:
Net Loss               4-1,598           $-30              $-17,946          $-19,574
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          +98               +30               +22               +150
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 -150              -150
Increase in current
Liabilities:
Officers Advances     +1,500            0                 0                 +1,500
Net cash used in      0                 0                 $-18,074          $-18,074
Operating Activities
Cash Flows from       0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     0                 0                 +18,074           +18,074
stock for cash
Net increase          0                 0                 0                 0
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0
period
Cash, end of period   0                 0                 0                 0

See accompanying notes to financial statements & audit report

                         Bepariko BioCom
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
   December 31, 1999, December 31, 1998, and December 31, 1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized April 2, 1997, under the laws of the State of Nevada as Bepariko BioCom. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

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

Reporting on Costs of Start-up Activities

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities" which provides guidance on the financial reposting of start-up costs and organizational costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principal.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1999, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

Net operation loss carry forward   $17,976
Valuation allowance      $17,976

Net deferred tax asset   $    0

The federal net operating loss carry forward will expire in 2017 to 2019.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 100,000,000, shares with a par value $.001 per share.

Preferred Stock

The authorized preferred stock of the corporation consists of 10,000,000 shares with a par value of $0.001 per share.

On July 24, 1997, the Company issued 750,000 shares of its $0.001 par value common stock in consideration of $18,074.00 in cash to its directors.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional share of common stock.

EXHIBITS
          27 - Financial Data Schedule

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bepariko Biocom



                           By: /s/ Lewis Eslick
                              Lewis Eslick, President



                           Date: March 29, 2000