Form 10QSB
period 2000-03-31
BEPARIKO BIOCOM
filed 2000-05-11
CIK 1093818

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000Commission File No.
000-27339
10







                         BEPARIKO BIOCOM
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8452 Boseck Dr., Suite 272, Las Vegas, NV 89145
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 5,750,000 shares of common stock outstanding as of May
11, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB filed with the SEC on December 20, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of its amended Form 10-SB.

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

                      Year 2000 Compliance

The Company is aware of the on-going issues associated with the year 2000 programming code in existing computer systems. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this report.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 21, 2000, the company completed a public offering that was registered with the State of Nevada and was in compliance with federal registration pursuant to the Form SB-2 filed with the Securities and Exchange Commission being declared effective on December 22, 1999. Subsequently the company sold 5,000,000 shares of its common stock at a stock price of $0.004 per share for a total cash raised of $20,000.

At the end of the quarter there were 5,750,000 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Audited financial statements as of March 31, 2000, and for the three-month periods then ended.

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                            April 11, 2000
Bepariko BioCom
Las Vegas, Nevada

I have audited the accompanying Balance Sheets of Bepariko BioCom (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31,
1999, and December 31, 1998, and the period April 2, 1997 (inception), to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko BioCom (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period Aril 2, 1997 (inception), to March 31, 2000, in conformity with generally accepted accounting principles.

The accompany financial statements have been prepared assuming the Company willcontinue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Barry L. Friedman
     Barry L. Friedman
     Certified Public Accountant

                         Bepariko BioCom
                  (A Development Stage Company)
                          BALANCE SHEET


                                 3 Mos. Ending     Year Ended Dec.
                                 March 31, 2000    31, 1999
            ASSETS
CURRENT ASSETS:
CASH                              $14,500           0
TOTAL CURRENT ASSETS             $14,500           0
OTHER ASSETS;                    0                 0
TOTAL OTHER ASSETS               0                 0
TOTAL ASSETS                     $14,500           0
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Officers Advances (Note #6)       $2,100            $1,500
TOTAL CURRENT LIABILITIES        $2,100            $1,500
STOCKHOLDERS' EQUITY;
Preferred stock, $0.001 par      0
value
Authorized 10,000,000 shares
Issued and outstanding at March
31, 2000 -none
Common stock, $0.001 par value,                    $750
authorized 100,000,000 shares
issued and outstanding at
December 31, 1999 - 750,000
shares
March 31, 2000 - 5,750,000        5,750
Additional paid-in Capital        32,324            17,324
Deficit accumulated during the    -25,674           -19,574
development stage
TOTAL STOCKHOLDERS' EQUITY       $12,400           $-1,500
TOTAL LIABILITIES AND            $14,500           $0
STOCKHOLDERS' EQUITY

The accompanying notes are an integral part of these financial statements

                         Bepariko BioCom
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                 3 Mos.       3 Mos.      Year Ended  Year Ended
                 Ended        Ended March Dec. 31,    Dec. 31,    Apr. 2,
                 March 31,    31, 1999    1999        1998        1997
                 2000                                             (Incepti
                                                                  on) to
                                                                  March
                                                                  31, 2000
INCOME:
Revenue           $0           $0          $0          $0          $0
EXPENSES:
General, Selling  $6,100       $0          $1,500      $0          $25,524
and
Administrative
Amortization      0            98          98          30          150
Total Expenses   $6,100       $98         $1,598      $30         $25,674
Net Profit/Loss(-$-6,100       $-98        $-1,598     $-30        $-25,674
)
Net Profit/Loss  $-.0013      $-.001      $-.0002     NIL         $-.0250
(-) Per weighted
Share (Note 2)
Weighted average 4,596,154    750,000     750,000     750,000     1,069,63
Number of common                                                  5
Shares
outstanding

The accompanying notes are an integral part of these financial statements

                         Bepariko BioCom
                  (A Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                     Common Shares     Stock Amount      Additional paid-  Accumulated
                                                         in Capital        Deficit
Balance,             750,000           $750              $17,324   $-17,976
December 31, 1997
Net loss, Year                                                             -1,598
Ended
December 31, 1998
Balance,             750,000           $750              $17,324           $-19,574
December 31, 1999
January 21, 2000     5,000,000         5,000             15,000            0
Issued for Cash
Net Loss January 1,                                                        -6,100
2000 to
March 31, 2000
Balance,             5,750,000         $5,750            $32,324           $-25,674
March 31, 2000

The accompanying notes are an integral part of these financial statements

                         Bepariko BioCom
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                      3 Mos. ended      3 Mos. Ended      Year Ended        Year Ended        Apr. 2, 1997
                      March 31, 2000    March 31, 1999    December 31,      December 31,      (Inception) to
                                                          1999              1998              March 31, 2000
Cash Flows from
Operating Activities:
Net Loss               $-6,100           $-98              $-1,598           $-30              $-25,674
Adjustment to
Reconcile net loss to
cash provided by
operating activities:
Amortization          0                 +98               +98               +30               +150
Changes in Assets and
Liabilities:
Organization Costs    0                 0                 0                 0                 -150
Increase in current
Liabilities:
Officers Advances     +600              0                 +1,500            0                 +2,100
Net cash used in      $5,500            $0                $0                $0                $-23,574
operating Activities
Cash Flows from       0                 0                 0                 0                 0
Investing Activities
Cash Flows from
Financing Activities:
Issuance of common     +20,000           0                 0                 0                 +38,074
stock
Net increase          $+14,500          $0                $0                $0                $+14,500
(decrease) in cash
Cash, Beginning of    0                 0                 0                 0                 0
period
Cash, end of period   $14,500           $0                $0                $0                $14,500

The accompanying notes are an integral part of these financial statements

                         Bepariko BioCom
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
              March 31, 2000, and December 31, 1999

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

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31st as its year-end.

Year 2000 Disclosure

Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruption of normal business activities.

The company's potential software suppliers have verified that they will rpovide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carry forward   $19,574
Valuation allowance      $19,574

Net deferred tax asset   $    0

The federal net operation loss carry forward will expire in 2017 to 2019.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 100,000,000 shares with a par value of $0.001 per share.

Preferred Stock

The authorized preferred stock of the corporation consists of 10,000,000 shares with a par value of $0.001 per share.

On July 24, 1997, the Company issued 750,000 shares of its $0.001 par value common stock in consideration of $18,074.00 in cash to its directors.

On January 21, 2000, the company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was in compliance with federal registration pursuant to the Form SB-2 filed with the Securities and Exchange Commission being declared effective on December 22, 1999. Subsequently the company sold 5,000,000 shares of its common stock at a stock price of $0.004 per share for a total cash raised of $20,000.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

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

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on December 20, 1999. These exhibits are incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on December
  20, 1999. These exhibits are incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bepariko Biocom



                           By: /s/ Lewis Eslick
                              Lewis Eslick, President