Form 10QSB
period 2000-06-30
BEPARIKO BIOCOM
filed 2000-08-02
CIK 1093818

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000Commission File No.
000-27339
14







                         BEPARIKO BIOCOM
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 5,750,000 shares of common stock outstanding as of May
11, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of June 30, 2000, and for the three-month periods then ended.
                        TABLE OF CONTENTS


                                                             PAGE

     ACCOUNTANT'S LETTER                                      1

     BALANCE SHEET - ASSETS                                   2

     BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY     3

     STATEMENT OF OPERATIONS                                4-5

     STATEMENT OF STOCKHOLDERS' EQUITY                        6

     STATEMENT OF CASH FLOWS                                7-8

     NOTES TO FINANCIAL STATEMENTS                         9-13

                  INDEPENDENT AUDITORS' REPORT

Board of Directors                                July 14, 2000
BEPARIKO BIOCOM
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of BEPARIKO BIOCOM (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEPARIKO BIOCOM (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

     The  accompanying  financial statements have  been  prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                         BEPARIKO BIOCOM
                  (A Development Stage Company)


                          BALANCE SHEET


                             ASSETS


                            6 Mos. Ending      Year Ended
                          June 30, 2000      Dec.31, 1999
                             ------------    -------------

CURRENT ASSETS

   CASH                          $  4,500             $   0
                                 --------            ------

   TOTAL CURRENT ASSETS          $  4,500             $   0
                                 --------            ------

OTHER ASSETS                        $   0             $   0
                                 --------            ------

   TOTAL OTHER ASSETS               $   0             $   0
                                 --------            ------

   TOTAL ASSETS                  $  4,500             $   0
                                 --------            ------














 The accompanying notes are an integral part of these financial statements

                              - 2-
                         BEPARIKO BIOCOM
                  (A Development Stage Company)


                          BALANCE SHEET


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                  6 Mos. Ending      Year Ended
                                  June 30, 2000    Dec.31, 1999
                                   ------------     ------------

CURRENT LIABILITIES

   Officers Advances (Note #8)          $  3,100         $  1,500
                                       ---------         --------

TOTAL CURRENT LIABILITIES               $  3,100         $  1,500
                                       ---------         --------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par
Value
Authorized 10,000,000 Shares
Issued and Outstanding
At June 30, 2000 - None                    $   0

Common stock, $.001 par value
authorized 100,000,000 shares
issued and outstanding at
December  31,  1999  -   750,000                           $  750
shares
June 30, 2000 - 5,750,000 shares           5,750

   Additional paid in Capital             32,324           17,324

   Accumulated loss during
   the development stage                 -36,674          -19,574
                                       ---------         --------

TOTAL STOCKHOLDERS' EQUITY              $  1,400        $  -1,500
                                       ---------         --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                     $  4,500            $   0
                                       ---------         --------



 The accompanying notes are an integral part of these financial statements

                              - 3 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS


                       3 Mos.Ended   3 Mos.Ended  6 Mos.Ended   6 Mos.Ended
                        June 30,      June 30,      June 30,     June 30,
                          2000          1999          2000          1999
                        ---------     --------     ----------     --------


REVENUE                     $   0           $   0        $   0         $   0
                        ---------       ---------    ---------      --------

EXPENSES

  General, Selling
  and Administrative     $ 11,000          $  350    $  17,100        $  448

  Amortization                  0               0            0             0

  Total Expenses         $ 11,000          $  350     $ 17,100        $  448
                        ---------       ---------    ---------      --------

Net Profit/Loss (-)     $ -11,000         $  -350    $ -17,100       $  -448
                        ---------       ---------    ---------      --------

Net Loss per share -
 Basic and diluted
 (Note #2)              $  -.0019        $ -.0005    $  -.0329      $ -.0006
                        ---------       ---------    ---------      --------

Weighted average
number of common
shares outstanding      5,750,000         750,000    5,200,549       750,000
                        ---------       ---------    ---------      --------













 The accompanying notes are an integral part of these financial statements

                              - 4 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)


               STATEMENT OF OPERATIONS (Continued)


                                                         Apr. 2, 1997
                        Year Ended       Year Ended     (Inception)
                         December 31,    December 31,     to June 30,
                             1999            1998            2000
                          ----------      ----------      ----------

REVENUE                        $   0              $   0           $   0
                           ---------          ---------       ---------

EXPENSES

  General, Selling
  and Administrative        $  1,500              $   0       $  36,524

  Amortization                    98                 30             150
                           ---------          ---------       ---------

  Total Expenses            $  1,598              $  30       $  36,674
                           ---------          ---------       ---------

Net Profit/Loss (-)         $ -1,598             $  -30       $ -36,674
                           ---------          ---------       ---------
Net loss per share -
 Basic and diluted
 (Note #2)                  $ -.0002             $  NIL        $ -.0221
                           ---------          ---------       ---------

Weighted average
number of common
shares outstanding           750,000            750,000       1,658,379
                           ---------          ---------       ---------












 The accompanying notes are an integral part of these financial statements

                              - 5 -
                         Bepariko BioCom
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Additional     Accumu-
                          Common         Stock        paid-in      lated
                            Shares         Amount       Capital      Deficit
                           --------       --------     ---------     --------
Balance,
December 31, 1998            750,000          $  750      $ 17,324    $ -17,976

Net loss, Year Ended
December 31, 1999         __________      __________    __________       -1,598
                           ---------        --------      --------    ---------

Balance,
December 31, 1999            750,000          $  750     $  17,324    $ -19,574

January 21, 2000
Issued for Cash            5,000,000           5,000        15,000            0

Net Loss
January 1, 2000, to
June 30, 2000             __________      __________    __________      -17,100
                           ---------        --------      --------    ---------

Balance,
June 30, 2000              5,750,000        $  5,750     $  32,324    $ -36,674
                           ---------        --------      --------    ---------
















 The accompanying notes are an integral part of these financial statements

                              - 6 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS


                      3 Mos. Ended   3 Mos. Ended     6 Mos.     6 Mos. Ended
                                                      Ended
                       June 30,       June 30,      June 30,     June 30,
                          2000           1999          2000          1999
                        ---------     ---------     ----------    ----------
Cash Flow from
Operating Activities
Net Loss                $ -11,000           $ -350    $ -17,100         $ -448

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Amortization                    0                0            0            +98

Changes in Assets
and Liabilities

Organization Costs              0                0            0              0

Increase in current
Liabilities

Officers Advances          +1,000             +350       +1,600           +350
                        ---------           ------    ---------        -------

Net cash used in
operating Activities    $ -10,000            $   0    $ -15,500          $   0

Cash Flows from
Investing Activities            0                0            0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                           0                0      +20,000              0
                        ---------           ------    ---------        -------

Net increase
(decrease)
in cash                 $ -10,000            $   0     $ +4,500          $   0

Cash, beginning
of period                  14,500                0            0              0
                        ---------           ------    ---------        -------

Cash, end of period      $  4,500            $   0     $  4,500          $   0
                        ---------           ------    ---------        -------

 The accompanying notes are an integral part of these financial statements

                              - 7 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)

               STATEMENT OF CASH FLOWS (CONTINUED)

                                                              Apr. 2, 1997
                           Year Ended        Year Ended      (Inception)
                            December 31,     December 31,      to June 30,
                                1999             1998             2000
                             ----------      -----------       ----------

Cash Flow from
Operating Activities
Net Loss                      $  -1,598              $  -30       $  -36,674

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        +98                 +30             +150

Changes in Assets
and Liabilities

Organization Costs                    0                   0             -150

Increase in current
Liabilities

Officers Advances                +1,500                   0           +3,100
                              ---------            --------       ----------

Net cash used in
operating Activities              $   0               $   0       $  -33,574

Cash Flows from
Investing Activities                  0                   0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0                   0          +38,074
                               ---------             ------        ---------

Net increase
(decrease)
in cash                           $   0               $   0        $  +4,500


Cash, beginning
of period                             0                   0                0
                               ---------             ------        ---------

Cash, end of period               $   0               $   0         $  4,500
                               ---------             ------        ---------

 The accompanying notes are an integral part of these financial statements
                              - 8 -
                         Bepariko BioCom
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

              JUNE 30, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized April 2, 1997, under the laws of the State of Nevada as Bepariko BioCom The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.


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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.






                            -    9 -
                         Bepariko BioCom
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              JUNE 30, 2000, and December 31, 1999

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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.


                             - 10 -
                         Bepariko BioCom
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              JUNE 30, 2000, and December 31, 1999

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year End

         The Company has selected December 31st as its fiscal year-end.

     Year 2000 Disclosure

          The year 2000 issue had no effect on this Company.


NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

         Net operation loss carry forward          $  19,574
         Valuation allowance                      $  19,574
         Net deferred tax asset                        $   0

     The federal net operating loss carry forward will expire in 2017 to 2019.










                            -    11 -
                         Bepariko BioCom
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              JUNE 30, 2000, and December 31, 1999

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

NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.
                             - 12 -
                         Bepariko BioCom
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              JUNE 30, 2000, and December 31, 1999


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


NOTE 7 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 - OFFICERS ADVANCES

     While the Company was seeking additional capital to advance it's Business Plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.








                             - 13 -

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

ITEM 5.   OTHER INFORMATION

On April 25, 2000, the Company changed its corporate executive address to 8764 Carlitas Joy Court, Las Vegas, NV 89117. The Company has the use of this limited amount of office space, from one of its directors, Lewis Eslick, at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Lewis Eslick and the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1 The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on December 20, 1999. These exhibits are incorporated by reference to that Form.

3.2 The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on December
20, 1999. These exhibits are incorporated by reference to that Form.

23   Consent of Independent Certified Public Accountant

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bepariko Biocom



                           By: /s/ Patsy Harting
                              Patsy Harting, Treasurer

                           Date: August 2, 2000