Form 10QSB
period 2000-09-30
BEPARIKO BIOCOM
filed 2000-10-31
CIK 1093818

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-27339






                       BEPARIKO BIOCOM
   (Exact name of registrant as specified in its charter)







Nevada                                            88-0426887
(State of organization) (I.R.S. Employer Identification No.)

8764 Carlitas Joy Court, Las Vegas, NV 89117
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 5,750,000 shares of common stock outstanding as of September 30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
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




                  INDEPENDENT AUDITORS' REPORT


Board of Directors                             October 13, 2000
BEPARIKO BIOCOM
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of BEPARIKO BIOCOM (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996 (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BEPARIKO BIOCOM (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period July 10, 1996 (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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


/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                         BEPARIKO BIOCOM
                  (A Development Stage Company)


                          BALANCE SHEET


                             ASSETS


                            9 Mos. Ending      Year Ended
                            Sept. 30, 2000    Dec.31, 1999
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




 The accompanying notes are an integral part of these financial statements

                              - 2-
                         BEPARIKO BIOCOM
                  (A Development Stage Company)


                          BALANCE SHEET


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                  9 Mos. Ending      Year Ended
                                  September 30,     Dec.31, 1999
                                       2000
                                   ------------     ------------

CURRENT LIABILITIES

   Officers Advances (Note #8)          $  3,100         $  1,500
                                       ---------         --------

TOTAL CURRENT LIABILITIES               $  3,100         $  1,500
                                       ---------         --------

STOCKHOLDERS EQUITY (Note #4)

Preferred Stock, $0.001 Par
Value
Authorized 10,000,000 Shares
Issued and Outstanding
At September 30, 2000 - None               $   0

Common stock, $.001 par value
authorized 100,000,000 shares
issued and outstanding at
December  31,  1999  -   750,000                           $  750
shares
September  30, 2000 -  5,750,000           5,750
shares

   Additional paid in Capital             32,324           17,324

   Accumulated loss during
   the development stage                 -37,674          -19,574
                                       ---------         --------

TOTAL STOCKHOLDERS' EQUITY               $   400        $  -1,500
                                       ---------         --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                     $  3,500            $   0
                                       ---------         --------






 The accompanying notes are an integral part of these financial statements

                              - 3 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS


                      3 Mos. Ended  3 Mos. Ended  9 Mos. Ended  6 Mos. Ended
                        September     September    September     September
                           30,           30,          30,           30,
                          2000          1999          2000          1999
                        ---------     --------     ----------     --------


REVENUE                     $   0           $   0        $   0         $   0
                        ---------       ---------    ---------      --------

EXPENSES

  General, Selling
  and Administrative      $ 1,000          $  350    $  18,100        $  448

  Amortization                  0               0            0             0

  Total Expenses          $ 1,000          $  350     $ 18,100        $  448
                        ---------       ---------    ---------      --------

Net Profit/Loss (-)      $ -1,000         $  -350    $ -18,100       $  -448
                        ---------       ---------    ---------      --------

Net Loss per share -
 Basic and diluted
 (Note #2)              $  -.0002        $ -.0005    $  -.0336      $ -.0006
                        ---------       ---------    ---------      --------

Weighted average
number of common
shares outstanding      5,750,000         750,000    5,385,036       750,000
                        ---------       ---------    ---------      --------













 The accompanying notes are an integral part of these financial statements

                              - 4 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)


               STATEMENT OF OPERATIONS (Continued)


                                                         Apr. 2, 1997
                          Year Ended      Year Ended      (Inception)
                         December 31,    December 31,    to September
                                                              30,
                             1999            1998            2000
                          ----------      ----------      ----------

REVENUE                        $   0              $   0           $   0
                           ---------          ---------       ---------

EXPENSES

  General, Selling
  and Administrative        $  1,500              $   0       $  37,524

  Amortization                    98                 30             150
                           ---------          ---------       ---------

  Total Expenses            $  1,598              $  30       $  37,674
                           ---------          ---------       ---------

Net Profit/Loss (-)         $ -1,598             $  -30       $ -37,674
                           ---------          ---------       ---------
Net loss per share -
 Basic and diluted
 (Note #2)                  $ -.0002             $  NIL        $ -.0195
                           ---------          ---------       ---------

Weighted average
number of common
shares outstanding           750,000            750,000       1,933,346
                           ---------          ---------       ---------












 The accompanying notes are an integral part of these financial statements

                              - 5 -
                         Bepariko BioCom
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Additional     Accumu-
                            Common         Stock        paid-in       lated
                            Shares         Amount       Capital      Deficit
                           --------       --------     ---------     --------
Balance,
December 31, 1998            750,000          $  750      $ 17,324    $ -17,976

Net loss, Year Ended
December 31, 1999         __________      __________    __________       -1,598
                           ---------        --------      --------    ---------

Balance,
December 31, 1999            750,000          $  750     $  17,324    $ -19,574

January 21, 2000
Issued for Cash            5,000,000           5,000        15,000            0

Net Loss
January 1, 2000, to
September 30, 2000        __________      __________    __________      -18,100
                           ---------        --------      --------    ---------

Balance,
September 30, 2000         5,750,000        $  5,750     $  32,324    $ -37,674
                           ---------        --------      --------    ---------











 The accompanying notes are an integral part of these financial statements

                              - 6 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS


                      3 Mos. Ended   3 Mos. Ended     6 Mos.     6 Mos. Ended
                                                      Ended
                        September   September 30,   September    September 30,
                           30,                         30,
                          2000           1999          2000          1999
                        ---------     ---------     ----------    ----------
Cash Flow from
Operating Activities
Net Loss                 $ -1,000           $ -350    $ -18,100         $ -448

Adjustment to
reconcile
net loss to net cash
provided by operating
activities

Amortization                    0                0            0            +98

Changes in Assets
and Liabilities

Organization Costs              0                0            0              0

Increase in current
Liabilities

Officers Advances               0             +350       +1,600           +350
                        ---------           ------    ---------        -------

Net cash used in
operating Activities     $ -1,000            $   0    $ -16,500          $   0

Cash Flows from
Investing Activities            0                0            0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                           0                0      +20,000              0
                        ---------           ------    ---------        -------

Net increase
(decrease)
in cash                  $ -1,000            $   0     $ +3,500          $   0

Cash, beginning
of period                   4,500                0            0              0
                        ---------           ------    ---------        -------

Cash, end of period      $  3,500            $   0     $  3,500          $   0
                        ---------           ------    ---------        -------

 The accompanying notes are an integral part of these financial statements

                              - 7 -
                         BEPARIKO BIOCOM
                  (A Development Stage Company)

               STATEMENT OF CASH FLOWS (CONTINUED)

                                                              Apr. 2, 1997
                             Year Ended       Year Ended       (Inception)
                            December 31,     December 31,     to September
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

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Amortization                        +98                 +30             +150

Changes in Assets
and Liabilities

Organization Costs                    0                   0             -150

Increase in current
Liabilities

Officers Advances                +1,500                   0           +3,100
                              ---------            --------       ----------

Net cash used in
operating Activities              $   0               $   0       $  -34,574

Cash Flows from
Investing Activities                  0                   0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0                   0          +38,074
                               ---------             ------        ---------

Net increase
(decrease)
in cash                           $   0               $   0        $  +3,500


Cash, beginning
of period                             0                   0                0
                               ---------             ------        ---------

Cash, end of period               $   0               $   0         $  3,500
                               ---------             ------        ---------

 The accompanying notes are an integral part of these financial statements

                              - 8 -
                         Bepariko BioCom
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

            SEPTEMBER 30, 2000, and December 31, 1999


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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.





                            -    9 -

                         Bepariko BioCom
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

            SEPTEMBER 30, 2000, and December 31, 1999

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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.


                             - 10 -
                         Bepariko BioCom
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

            SEPTEMBER 30, 2000, and December 31, 1999

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year End

         The Company has selected December 31st as its fiscal year-end.

     Year 2000 Disclosure

          The year 2000 issue had no effect on this Company.


NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended September 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

            SEPTEMBER 30, 2000, and December 31, 1999

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

            SEPTEMBER 30, 2000, and December 31, 1999


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

27   Financial Data Schedule

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



                           Date: October 30, 2000