Form 10KSB
period 2000-12-31
BEPARIKO BIOCOM
filed 2001-04-03
CIK 1093818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended    December 31, 2000
                                             -------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                       Commission file number    000-27339
                                              -------------------------


                                 BEPARIKO BIOCOM
                -----------------------------------------------
                 (Name of small business issuer in its charter)


             NEVADA                                     88-0426887
------------------------------------       ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

      150 West 46th Street
           5th Floor
       New York, New York                                 10034
------------------------------------       ------------------------------------
     (Address of principal                              (Zip Code)
       executive offices)

Issuer's telephone number:                (917) 450-8997
                           ---------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class           Name of each exchange on which registered

              None                                  Not Applicable
------------------------------------  ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock $0.001 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:       $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the last sale price for the Registrant's common stock: As at March 23, 2001, the aggregate market value of the Company's Common Stock (based upon the last reported sale price on the National Association of Securities Dealers OTC Bulletin Board), excluding outstanding shares beneficially owned by affiliates, was approximately $29,457,000, being $5.13 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As at March 23, 2001, there were 5,750,000 shares of Common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes      ; No  X
                                                               -----    -----

                                TABLE OF CONTENTS
                                -----------------

                                     PART I

   ITEM 1 DESCRIPTION OF BUSINESS..............................................4
   ITEM 2 DESCRIPTION OF PROPERTY..............................................5
   ITEM 3 LEGAL PROCEEDINGS....................................................5
   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................5

                                     PART II

   ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............5
   ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............6
   ITEM 7 FINANCIAL STATEMENTS................................................10
   ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................10

                                    PART III

   ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........................11
   ITEM 10 EXECUTIVE COMPENSATION.............................................11
   ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....11
   ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................11
   ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K...................................12

                                     PART I

Item 1   Description of Business.

BEPARIKO BIOCOM ("Bepariko or the "Company") is a Nevada corporation formed on April 2, 1997. The Company's offices are located at 150 West 46th Street, 5th Floor, New York, New York 10034; (917) 450-8997. The Company operates on the calendar fiscal year. Currently, the Company has only one employee, its sole director and officer, and he will be the only employee for the foreseeable future.

The details of a German patent and its inventor were brought to the attention of Mr. Lewis Eslick, the founder and a former director and officer of the Company, by Dipl.-Kfm. Peter Riedel, an accountant and business advisor residing in Germany. Mr. Riedel was one of the backers that financially supported the work necessary to obtain the patent. Following negotiations with the patent owner, it was agreed that Mr. Eslick or his nominated company would be granted an exclusive licensing agreement for the use of the patent.

The patent was initially registered with the Federal Republic of German under patent number 43 22 445, and the patent was granted on June 7, 1993. The patent was registered filed for and granted throughout the nations of the European Economic Community. The registration of the patent in the United States and most industrialized nations of the world followed.

Ms. Eslick elected to file Bepariko BioCom, a Nevada corporation, so that it could be granted the exclusive licensing agreement. A set dollar amount was not determined regarding the value of the licensing agreement.

Mr. Alfons Behnke, the patent owner, sent Mr. Tino Di Pana to the United States with fully power of attorney to grant the exclusive licensing agreement to Bepariko BioCom, Nevada. On April 11, 1997 our Company was granted, in perpetuity, the unrestricted exclusive right to use of all of the rights and privileges granted within patent 43 22 445 given by the Federal Republic of Germany. It was verbally agreed that a percentage of any net profits earned by our Company, through the use of the patent, would be paid to the patent owner. This percentage would be determined on a contract by contract basis and would not exceed 10% as a maximum cost to Bepariko.

The Company was organized to be an international corporation; a business to be owned by the public at large and operated in accordance with the directives of the board of directors. Bepariko's management is committed to continually maintain, develop, and enhance its security systems to meet the changing processing needs of the industry. In developing its service products, Bepariko will be stressing responsiveness to the needs of its clients through client contact and customer service.

Bepariko's multi-fingerprint access coded systems provide absolute security in many applications. Bepariko provides an economically high quality business solution to lowering costs, preventing fraudulent uses and providing absolute security to its cardholders. Building new database systems is not required for these applications. Cooperation, level-headedness and the conviction that Bepariko's multi-fingerprint access codes will lower and then contain losses in the fields of theft and fraud for its cardholders.

Item 2   Description of Property.

The Company does not own or lease any real or personal property. The Company currently maintains an administrative office without charge out of space donated by the Company's President and sole director, at 150 West 46th Street, 5th Floor, New York, New York 10034.

The Company has no policy with respect to:

1.       investments in real estate or interest in real estate;

2.       investments in real estate mortgages; or

3. securities of or interests in persons primarily engaged in real estate activities.

Item 3   Legal Proceedings.

Bepariko is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during fiscal quarter ended December 31, 2000.


                                    PART II

Item 5   Market for Common Equity and Related Stockholder Matters.

                               Market Information

Our Common Stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTC Bulletin Board") under the symbol "BPKO". The Common Stock has been posted for trading on the OTC Bulletin Board since May 24, 2000, however the Common Stock has only traded since January 24, 2001. Stock and Company information may also be obtained via the Internet. Stock market trading values since January 24, 2001 have been as follows

----------------------------------------------------------------------------------------------------------------------

Period Ended:                              High                         Low                         Close
----------------------------------------------------------------------------------------------------------------------

January  24,  2001 to                     $3.50                        $1.125                       $3.50
January 31, 2001
----------------------------------------------------------------------------------------------------------------------

February 28, 2001                         $5.50                        $3.20                        $3.69
----------------------------------------------------------------------------------------------------------------------

March 1 2001 to March 23, 2001            $5.22                        $3.69                        $5.13
----------------------------------------------------------------------------------------------------------------------

As at the close of business on March 23, 2001, the closing price of the Company's shares on the OTC Bulletin Board was $5.13. Other than as described above, the Company's Common Stock is not and has not been listed or quoted on any other exchange or quotation system.

                                  Shareholders

The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share ("Preferred Stock"). As of December 31, 2000, the Company had approximately 56 shareholders of record. A number of these shares are held in "street" name and may, therefore, be held by several beneficial owners. As of March 15, 2001 there are 73 holders of Company's common stock. A number of these shares are held in "street" name and may, therefore, be held by several beneficial owners.

                                    Dividends

Bepariko has not paid any dividends on its Common Stock. Our Company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

Item 6   Management's Discussion and Analysis or Plan of Operation.

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

Bepariko's potential success is heavily dependent on it's management, which will have virtually unlimited discretion in searching for and entering into business opportunities. The sole director and officer of our company has not had any experience in the proposed business of the Company.

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

The sole officer and director of Bepariko is currently employed in another position. Currently Mr. Stern devotes approximately three hours each week to the operations of the business. The sole officer and director will dedicate whatever time is required for the operations and development of the Company's business. Mr. Stern has other interests that require portions of his time. He currently does not have any investments or ownership in other companies that could pose a conflict with Bepariko.

The analysis of new business opportunities will be undertaken by or under the supervision of the sole officer and director of Bepariko. Management intends to concentrate on identifying prospective business opportunities that may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider the available technical, financial and managerial resources. Working capital and other financial requirements will be required.

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

In implementing a structure for a particular business opportunity, Bepariko may become a party to a joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of Bepariko will not be in control of the Company. In addition, the sole officer and director of Bepariko may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of Bepariko's shareholders.

As part of our Company's investigation, the sole officer and director of Bepariko will meet personally with management and key personnel. He may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take any other reasonable investigative measures, to the extent of our Company's limited financial resources and management expertise.

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

Competition Bepariko BioCom may encounter.

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

Events subsequent to December 31, 2000.

On March 15, 2001, Bepariko announced that it had entered into a definitive agreement with the shareholders of Global Genomics Capital, Inc. ("GGC"), a California company, to acquire all of the issued and outstanding shares of GGC in exchange for the issuance by the Company of approximately 9.1 million shares in its capital.

GGC's business strategy is to invest in and assist the development of genomics companies that will develop and supply the hardware, software and databases necessary for the genomics based drug development process rather than investing in companies that are focused on developing genomics based drugs. In this way, GGC hopes to secure interests in companies that are positioned to be technical leaders in their respective areas of development and are capable of near term revenue.

The acquisition of GGC is subject to a number of conditions precedent including: the completion by the Company, of a financing of up to $10,000,000 and the execution of the formal purchase agreement between the Company and the shareholders of GGC.

Assuming the completion of the acquisition of GGC, the board of directors of the Company will changed so that the sole director holding office prior to the closing of the acquisition of GGC will appoint replacement directors nominated by the executive stockholders of GGC, and will then resign.

Item 7   Financial Statements.

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10K-SB.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Since the inception of Bepariko BioCom on April 2, 1997, the principal independent accountant for the Company was Barry L. Friedman. Mr. Friedman passed away on January 27, 2001, prior to commencing the audit for the fiscal period ended December 31, 2000. The director of the Company at the time, appointed Kurt D. Saliger, C.P.A. as the independent accountant of the Company. Since the inception of the Company, the principal independent accountant for the Company has neither resigned nor been dismissed, and there have been no disagreements between the Company and the principal independent accountant for the Company.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the board of directors of Bepariko serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Shai Stern, is the sole director and President of the Company. Mr. Stern, age 26, is the Executive Director of Yazam.com, a company which funds seed stage start-ups with its own capital in conjunction with a network of private investors, venture capitalists and strategic partners. He was previously a vice-president of American Stock Transfer & Trust Co., and then at AST Stock Plan Inc., an affiliated company that provided administrative services for employee stock option plans.

Item 10  Executive Compensation.

No compensation is paid or anticipated by Bepariko until a contract is executed.

Directors currently receive no compensation for their duties as directors.

Item 11  Security Ownership of Certain Beneficial Owners and Management.

As at the date of this report, there are no persons who hold directly or beneficially more than 5% of our Company's capital stock. The sole director and officer of the Company does not currently hold beneficially or directly, any shares of the Company's Common Stock.

Item 12  Certain Relationships and Related Transactions.

There have been no related transactions during the last two years, to which the Company was or is to be a party, in which the sole director and officer had or is to have a direct or indirect material interest.

As disclosed above, assuming the completion of the acquisition of GGC, the board of directors of the Company will changed so that the sole director holding office prior to the closing of the acquisition of GGC will appoint replacement directors nominated by the executive stockholders of GGC, and will then resign. The proposed replacement directors and their affiliates as a group would then hold approximately 6.6 million shares in the capital of the Company. The changes to the board of directors of the Company and the issuances of shares of Common Stock to the proposed nominees are subject to the closing of the acquisition of GGC, and may not occur.

Item 13  Exhibits and Reports on Form 8-K.

(a) EXHIBITS

Exhibit No.                Description

3.1                        Articles of Incorporation*

3.2                        By-Laws of Bepariko Biocom*

10.1                       Power of Attorney of Tino Di Pana*

10.2 Exclusive Worldwide Licensing Agreement for the Right to use German Patent Number 43 22 445 *

27                         Financial Data Schedule (for SEC use only)

* Filed previously

FINANCIAL STATEMENTS

                  Report of Independent Auditor, Kurt D. Saliger, C.P.A., dated February 12, 2001

                  Balance sheet as of December 31, 2000, and December 31, 1999

                  Statement of Operation for the years ended December 31, 2000, December 31, 1999; and for the period April 2, 1997 (inception) to December 31, 2000

                  Statement of Changes in Stockholders' Equity

                  Statement of Cash Flows for the years ended December 31, 2000, December 31, 1999; and for the period April 2, 1997 (inception) to December 31, 2000

                  Notes to Financial Statements

(b) REPORTS ON FORM 8-K

There were no current reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 BEPARIKO BIOCOM
-------------------------------------------
(Registrant)

By: /s/ Shai Stern
    ---------------------------------------
        Shai Stern
         President and Director*

Date:     April 2, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Shai Stern
    ---------------------------------------
        Shai Stern
         President and Director (Principal executive, financial and accounting officer)

Date:     April 2, 2001

                    [LETTERHEAD OF KURT D. SALINGER, C.P.A.]


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bepariko Biocom
Las Vegas, Nevada

         I have audited the accompanying balance sheets of Bepariko Biocom (a development stage company), as of December 31, 2000 and December 31, 1999 and the related statements of stockholders' equity for December 31, 2000 and December 31, 1999 and statements of operations and cash flows for the two years ended December 31, 2000 and December 31, 1999 and the period of April 2, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko Biocom as of December 31, 2000 and December 31, 1999 and the related statements of stockholders' equity for December 31, 2000 and December 31, 1999 and statements of operations and cash flows for the two years ended December 31, 2000 and December 31, 1999 and the period April 2, 1997 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kurt D. Salinger C.P.A.
Kurt D. Salinger C.P.A.
February 12, 2001

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                 December 31,  December 31,
                                                                    2000          1999
CURRENT ASSETS
         Cash                                                     $      0      $      0
                                                                  --------      --------
         TOTAL CURRENT ASSETS                                     $      0      $      0
                                                                  --------      --------
                  TOTAL ASSETS                                    $      0      $      0
                                                                  ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Officer Advances                                         $  3,100      $  1,500
                                                                  --------      --------
         TOTAL CURRENT LIABILITES                                 $  3,100      $  1,500

STOCKHOLDERS' EQUITY
         Preferred Stock, $.001 par value authorized
         10,000,000 shares; issued and outstanding at
         Dec. 31, 2000      none                                  $      0

         Common Stock, $.001 par value authorized 100,000,000
         shares; issued and outstanding at
         Dec. 31, 1999      750,000 shares                                      $    750
         Dec. 31, 2000      5,750,000 shares                      $  5,750

         Additional Paid In Capital                               $ 32,324      $ 17,324

         Deficit Accumulated During Development Stage             ($41,174)     ($19,574)
                                                                  --------      --------
         TOTAL STOCKHOLDERS' EQUITY                               ($ 3,100)     ($ 1,500)
                                                                  --------      --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      0      $      0
                                                                  ========      ========

         See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                  April 2, 1997
                                Year Ended       Year Ended       (inception) to
                                Dec. 31, 2000    Dec. 31, 1999    Dec. 31, 2000

INCOME
Revenue                         $         0      $         0      $         0
                                -----------      -----------      -----------
TOTAL INCOME                    $         0      $         0      $         0

EXPENSES

General, Selling
and Administrative              $    21,600      $     1,500      $    41,024

Amortization                    $         0      $        98      $       150




                                -----------      -----------      -----------
TOTAL EXPENSES                  $    21,600      $     1,598      $    41,174
                                -----------      -----------      -----------
NET PROFIT (LOSS)               ($   21,600)     ($    1,598)     ($   41,174)
                                ===========      ===========      ===========

NET PROFIT (LOSS)
PER SHARE                       ($   0.0038)     ($   0.0021)     ($   0.0072)
                                ===========      ===========      ===========


AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING       5,750,000          750,000        5,750,000
                                ===========      ===========      ===========


                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                December 31, 2000

                                                            Common Stock                            (Deficit)
                                                           --------------                          Accumulated
                                                        Number                      Additional       During
                                                          of                         Paid In       Development
                                                        Shares         Amount        Capital         Stage
                                                      ----------     ----------     ----------     ----------

Balance,
December 31, 1998                                        750,000     $      750     $   17,324     ($  17,976)

Net Loss,
December 31, 1999                                                                                  ($   1,598)
                                                      ----------     ----------     ----------     ----------
Balance, Dec. 31, 1999                                   750,000     $      750     $   17,324     ($  19,574)

Issued for cash
January 21, 2000                                       5,000,000     $    5,000     $   15,000     $        0

Net Loss,
December 31, 2000                                                                                  ($  21,600)
                                                      ----------     ----------     ----------     ----------

Balance,
December 31, 2000                                      5,750,000     $    5,750     $   32,234     ($  41,174)
                                                      ==========     ==========     ==========     ==========

         See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM

                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                       Year           Year        April 2, 1997
                                                                       Ended          Ended        (inception)
                                                                      December       December         to Dec
                                                                      31, 2000       31, 1999        31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                           ($  21,600)    ($   1,598)    ($  41,174)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization                                                         $        0     $       98     $      150
Officer Advances                                                     $    1,600     $    1,500     $    3,100
Organization Costs                                                                                ($      150)
                                                                     ----------     ----------     ----------

Net cash used in operating activities                               ($   20,000)    $        0    ($   38,074)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                                                   $   20,000     $        0     $   38,074
                                                                     ----------     ----------     ----------

Net increase (decrease) in cash                                      $        0     $        0     $        0

Cash, Beginning of Period                                            $        0     $        0     $        0
                                                                     ----------     ----------     ----------
Cash, End of Period                                                  $        0     $        0     $        0
                                                                     ==========     ==========     ==========

                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

         The Company was incorporated April 2, 1997 under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
         The Company records income and expenses on the accrual method of accounting.

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

     Cash and equivalents
         The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

     Income Taxes
         Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reporting on Costs of Start-Up Activities
         In April 1998, the American Institute of Certified Public Accountants issued Statement of position 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities" which provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle.

     Loss Per Share
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2000 the Company had no dilutive common stock equivalents such as stock options.

     Year End
         The Company has selected December 31st as its fiscal year end.

     Year 2000 Disclosure
         The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the year ended December 31, 2000. The Company's total deferred tax asset as of December 31, 2000 is as follows:
                  Net operating loss carry forward                       $41,174
                  Valuation allowance                                    $41,174
                  Net deferred tax asset                                 $     0
         The federal net operating loss carry forward will expire in 2017 to 2019.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and December 31, 1999

NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock
         The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share.

         On July 24, 1997 the Company issued 750,000 shares of its $0.001 par value common stock in consideration of $18,074 in cash to its directors.

         On January 21, 2000 the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was in compliance with federal registration pursuant to the Form SB-2 filed with the Securities and Exchange Commission being declared effective on December 22, 1999. Subsequently, the Company sold 5,000,000 shares of its common stock at a share price of $0.004 per share for a total of $20,000 cash.

     Preferred Stock

         The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using general accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2000 and December 31, 1999

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company neither owns nor leases any real or personal property. An officer of the Company provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 - OFFICER ADVANCES

     While the Company was seeking additional capital to advance its business plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.