Form 10QSB
period 2001-03-31
BEPARIKO BIOCOM
filed 2001-05-21
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB
           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                        1934 ACT REPORTING REQUIREMENTS

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2001      Commission File No. 000-27339

                                BEPARIKO BIOCOM
                                ---------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                  88-0426887
     (State or Other Jurisdiction of         (IRS Employer Identification No.)
             Incorporation)

           150 West 46th Street, 5th Floor, New York, New York 10034
                    (Address of Principal Executive Offices)

                                 (917) 450-8997
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes |X|  No |_|

The number of shares outstanding of the Registrant's $0.001 par value common stock on March 31, 2001 was 5,750,000.

Transitional Small Business Disclosure format (check one):
                                     Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS CONTENTS

                                                                 Page
                                                                 ----

Independent Auditor's Report                                        1

Financial Statements

            Balance Sheet                                           2

            Statement of Operations                             3 - 4

            Statement of Changes in Stockholders' Equity            5

            Statement of Cash Flows                             6 - 7

            Notes to Financial Statements                      8 - 11

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bepariko Biocom
Las Vegas, Nevada

I have audited the accompanying balance sheets of Bepariko Biocom (a development stage company), as of March 31, 2001 and March 31, 2000 and the related statement of stockholders' equity for March 31, 2001 and statements of operations and cash flows for each of the three months ended March 31, 2001 and March 31, 2000 and the period April 2, 1997 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko Biocom as of March 31, 2001 and March 31, 2000 and the related statement of stockholders' equity for March 31, 2001 and statements of operations and cash flows for each of the three months ended March 31, 2001 and March 31, 2000 and the period April 2, 1997 (inception) to March 31, 2001 in conformity with generally accepted accounting principles.

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

Kurt D. Saliger C.P.A.
May 14, 2001

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                                 BALANCE SHEET

                                     ASSETS

                                              March 31, 2001    March 31, 2000

CURRENT ASSETS

Cash                                             $  2,554         $      0
                                                 --------         --------

TOTAL CURRENT ASSETS                             $  2,554         $      0
                                                 --------         --------

TOTAL ASSETS                                     $  2,554         $      0
                                                 ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Officer Advances                                 $  7,300         $  3,100
                                                 --------         --------

TOTAL CURRENT LIABILITIES                        $  7,300         $  3,100

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value
authorized 10,000,000 shares; issued and
outstanding at March 31, 2001 none               $      0         $      0

Common Stock, $.001 par value authorized
100,000,000 shares; issued and outstanding at

March 31, 2000         5,750,000 shares                           $  5,750

March 31, 2001         5,750,000 shares          $  5,750

Additional Paid In Capital                       $ 32,324         $ 32,324

Deficit Accumulated During Development Stage     ($42,820)        ($41,174)
                                                 --------         --------

TOTAL STOCKHOLDERS' EQUITY                       ($ 4,746)        ( $3,100)
                                                 --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,554         $      0
                                                 ========         ========

                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS

                               Three Months    Three Months   April 2, 1997
                             Ended March 31, Ended March 31,  (inception) to
                                  2001             2000       March 31, 2001

INCOME

Revenue                          $     0          $     0         $     0
                                --------         --------        --------

TOTAL INCOME                     $     0          $     0         $     0

EXPENSES

General, Selling
and Administrative               $ 1,646          $17,100         $42,670

Amortization                     $     0          $     0         $   150

                                --------         --------        --------

TOTAL EXPENSES                   $ 1,646          $17,100         $42,820
                                --------         --------        --------

NET PROFIT (LOSS)               ($ 1,646)        ($17,100)       ($42,820)
                                ========         ========        ========

NET PROFIT (LOSS)
PER SHARE                       ($0.0003)        ($0.0030)       ($0.0074)
                                ========         ========        ========

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING    5,750,000        5,750,000       5,750,000
                               =========        =========       =========

                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS

                                  Year Ended      Year Ended    April 2, 1997
                                 December 31,    December 31,  (inception) to
                                     2000            1999      March 31, 2001

INCOME

Revenue                            $     0          $     0         $     0
                                  --------         --------        --------
TOTAL INCOME                       $     0          $     0         $     0

EXPENSES

General, Selling
and Administrative                 $21,600          $ 1,500         $42,670

Amortization                       $     0          $    98         $   150

                                  --------         --------        --------

TOTAL EXPENSES                     $21,600          $ 1,598         $42,820
                                  --------         --------        --------

NET PROFIT (LOSS)                 ($21,600)        ($ 1,598)       ($42,820)
                                  ========         ========        ========

NET PROFIT (LOSS)
PER SHARE                         ($0.0038)        ($0.0021)       ($0.0074)
                                  ========         ========        ========

AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING      5,750,000          750,000       5,750,000
                                 =========        =========       =========

                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2000

                                 Common Stock                       (Deficit)
                                 ------------
                                                                   Accumulated
                             Number                  Additional       During
                               of                     Paid In      Development
                             Shares        Amount     Capital         Stage
                             ------        ------     -------         -----
Balance,
December 31, 1998           750,000          $750     $17,324       ($17,976)

Net Loss,
December 31, 1999                                                    ($1,598)
                          ---------        ------     -------       --------

Balance, Dec. 31, 1999      750,000          $750     $17,324       ($19,574)

Issued for cash
January 21, 2000          5,000,000        $5,000     $15,000             $0

Net Loss,
December 31, 2000                                                   ($21,600)
                          ---------        ------     -------       --------

Balance, Dec. 31, 2000    5,750,000        $5,750     $32,324        (41,174)

Net Loss,
March 31, 2001                                                       ($1,646)
                          ---------        ------     -------       --------

Balance,
March 31, 2001            5,750,000        $5,750     $32,324       ($42,820)
                          =========        ======     =======       ========

                     See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                 Three Months    Three Months      April 2, 1997
                                     Ended          Ended         (inception) to
                                March 31, 2001   March 31, 2000   March 31, 2001


CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                         ($1,646)      ($17,100)           ($42,820)

Adjustment to reconcile net
loss to net cash provided by
operating activities

Amortization                        $    0        $     0             $   150

Officer Advances                    $4,200        $     0             $ 7,300

Organization Costs                                                   ($   150)
                                    ------       --------            --------
Net cash used in operating
activities                          $2,554       ($17,100)           ($35,520)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                  $    0        $20,000             $38,074
                                    ------       --------            --------

Net increase (decrease) in cash     $2,554        $ 2,900             $ 2,554

Cash, Beginning of Period           $    0        $     0             $     0
                                    ------       --------            --------

Cash, End of Period                 $2,554        $ 2,900             $ 2,554
                                    ======       ========            ========

                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                                   April 2, 1997
                                        Year Ended    Year Ended  (inception) to
                                       December 31,  December 31, March 31, 2001
                                           2000          1999

CASH FLOWS FROM
OPERATING ACTIVITIES

Net (Loss)                              ($21,600)      ($1,598)       ($42,820)

Adjustment to reconcile net loss to
net cash provided by operating
activities

Amortization                             $     0        $    0         $   150

Officer Advances                         $ 1,600        $1,500         $ 7,300

Organization Costs                                                    ($   150)
                                        --------       -------        --------

Net cash used in operating activities   ($20,000)      ($    0)       ($35,520)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Common Stock                       $20,000        $    0         $38,074
                                        --------       -------        --------

Net increase (decrease) in cash          $     0        $    0         $ 2,554

Cash, Beginning of Period                $     0        $    0         $     0
                                        --------       -------        --------

Cash, End of Period                      $     0        $    0         $ 2,554
                                        ========       =======        ========

                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                       March 31, 2001 and March 31, 2000

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

   Cash and equivalents

      The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001 or as of March 31, 2000.

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

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                       March 31, 2001 and March 31, 2000

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

NOTE 3 - INCOME TAXES

            There is no provision for income taxes for the year ended December 31, 2000. The Company's total deferred tax asset as of December 31, 2000 is as follows:

            Net operating loss carry forward                  $41,174

            Valuation allowance                               $41,174

            Net deferred tax asset                                 $0

            The federal net operating loss carry forward will expire in 2017 to 2019.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                       March 31, 2001 and March 31, 2000

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

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                       March 31, 2001 and March 31, 2000

NOTE 7 - WARRANTS AND OPTIONS

      There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 8 - OFFICER ADVANCES

      While the Company was seeking additional capital to advance its business plan, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

NOTE 9 - PURCHASE AGREEMENT

      On March 15, 2001, the Company announced that it has entered into a definitive agreement with the shareholders of Global Genomics Capital, Inc. ("GGC") to acquire all of the issued and outstanding shares of GGC. The acquisition of GGC is subject to a number of various conditions precedent, including the completion by the Company of a private placement financing of up to ten (10) million dollars.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, those expectations reflected in forward-looking statements contained in this report.

                               Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB filed with the SEC on December 20, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of its amended Form 10-SB.

On March 15, 2001, the Company announced that it had entered into a definitive agreement (the "Acquisition Agreement") with the shareholders of Global Genomics Capital, Inc. ("GGC"), a California company, to acquire all of the issued and outstanding shares of GGC in exchange for the issuance by the Company of approximately 9.1 million shares in its capital.

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

The acquisition of GGC is subject to a number of conditions precedent. The Company has undertaken to use its best efforts to complete a financing of up to $9,375,000, to close concurrently with the closing of the GGC acquisition. The Acquisition Agreement expires April 30, 2001; however, the Company and representatives of the GGC shareholders have agreed in principle to extend the Acquisition Agreement until June 30, 2001.

Assuming the completion of the acquisition of GGC, the board of directors of the Company will be changed so that the sole director holding office prior to the closing of the acquisition of GGC will appoint replacement directors nominated by the executive stockholders of GGC, and will then resign.

There can be no assurance that the acquisition of GGC will complete.

                   Competition Bepariko Biocom May Encounter

The Company is an insignificant participant among firms, which engage in business combinations with financing of development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage.

                                   Employees

The Company's only employee at the present time is its sole director and officer, who will devote as much time as the board of directors determine is necessary to carry out the affairs of the Company.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2. CHANGES IN SECURITIES

There were no changes in securities to be reported during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      Exhibit No.       Description

      3.1               Articles of Incorporation*

      3.2               By-Laws of Bepariko Biocom*

      10.1              Power of Attorney of Tino Di Pana*

      10.2 Exclusive Worldwide Licensing Agreement for the Right to use German Patent Number 43 22 445 *

      * Filed previously

(b)   Reports on Form 8-K

      During the quarter covered by this report, the Company filed the following reports on Form 8-K:

      Form 8-K filed on February 2, 2001, reporting the appointment of Mr. Stephen Harrington as a director and officer of the Company and reporting the resignations of Messrs. Lewis M. Eslick and Paul J.C. Eslick as well as Ms. Patsy Harting, as members of the board and as officers of the Company.

      Form 8-K filed on February 23, 2001, reporting the appointment of Mr. Shai Stern as a director and officer of the Company and reporting the resignation of Mr. Stephen Harrington as a member of the board and as an officer of the Company.

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEPARIKO BIOCOM
                                           -------------------------------------

                                           (Company)


Date: May 17, 2001                         By: /s/ Shai Stern
                                               ---------------------------------
                                                  Shai Stern
                                                  President