Form 10QSB
period 2001-06-30
BEPARIKO BIOCOM
filed 2001-08-20
CIK 1093818

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

For the quarterly period ended June 30, 2001       Commission File No. 000-27339

                                bepariko biocom
                                ---------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        88-0426887
(State or Other Jurisdiction                 (IRS Employer Identification No.)
      of Incorporation)

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

                                 Yes /X/ No / /

The number of shares outstanding of the Registrant's $0.001 par value common stock on June 30, 2001 was 5,750,000.

Transitional Small Business Disclosure format (check one):

                                 Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Bepariko Bicom
Las Vegas, Nevada

         I have audited the accompanying balance sheets of Bepariko Biocom (a development stage company), as of June 30, 2001 and June 30, 2000 and the related statement of stockholders' equity for June 30, 2001 and statements of operations and cash flows for each of the six months ended June 30, 2001 and June 30, 2000 and the period April 2, 1997 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko Biocom as of June 30, 2001 and June 30, 2000 and the related statement of stockholders' equity for June 30, 2001 and statements of operations and cash flows for each of the six months ended June 30, 2001 and June 30, 2000 and the period April 2, 1997 (inception) to June 30, 2001 in conformity with generally accepted accounting principles.

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

Kurt D. Saliger, C.P.A.
August 17, 2001

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                                 BALANCE SHEETS

                                     ASSETS


                                                                     June 30, 2001   June 30, 2000
                                                                     -------------   -------------
CURRENT ASSETS
         Cash                                                          $     526       $       0
         Accounts Receivable                                           $ 250,000       $       0
                                                                       ---------       ---------
         TOTAL CURRENT ASSETS                                          $ 250,526       $       0
                                                                       ---------       ---------
                                            TOTAL ASSETS               $ 250,526       $       0
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                              $ 343,728       $   3,100
                                                                       ---------       ---------
         TOTAL CURRENT LIABILITIES                                     $ 343,728       $   3,100

STOCKHOLDERS' EQUITY
         Preferred Stock, $.001 par value authorized
         10,000,000 shares; issued and outstanding at
         June 30, 2001 none                                            $       0       $       0

Common Stock, $.001 par value authorized 100,000,000 shares; issued and outstanding at June 30, 2000 5,750,000 shares, June 30,
         2001 5,750,000 shares
                                                                                       $   5,750

                                                                                       $   5,750

Additional Paid In Capital
                                                                       $  32,324       $  32,324

Deficit Accumulated During Development Stage
                                                                       ($131,276)      ($ 41,174)
                                                                       ---------       ---------
TOTAL STOCKHOLDERS' EQUITY
                                                                       ($ 93,202)      ($  3,100)
                                                                       ---------       ---------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 250,526       $       0
                                                                       =========       =========


                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF OPERATIONS


                                                                            April 2, 1997
                                            Six Months       Six Months    (inception) to
                                          Ended June 30,   Ended June 30,      June 30,
                                              2001             2000             2001
                                          --------------   --------------  --------------
INCOME
Revenue                                    $         0      $         0      $         0
                                           -----------      -----------      -----------
TOTAL INCOME                               $         0      $         0      $         0


EXPENSES

General, Selling and Administrative        $    90,102      $    17,100      $   131,126

Amortization                               $         0      $         0      $       150
                                           -----------      -----------      -----------

TOTAL EXPENSES                             $    90,102      $    17,100      $   131,276
                                           -----------      -----------      -----------
NET PROFIT (LOSS)                          ($   90,102)     ($   17,100)     ($  131,276)
                                           ===========      ===========      ===========

NET PROFIT (LOSS)
PER SHARE                                  ($   0.0157)     ($   0.0030)     ($   0.0228)
                                           ===========      ===========      ===========

AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                  5,750,000        5,750,000        5,750,000
                                           ===========      ===========      ===========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF OPERATIONS


                                                                            April 2, 1997
                                           Three Months      Three Months   (inception) to
                                          Ended June 30,    Ended June 30,     June 30,
                                              2001              2000             2001
                                          --------------    --------------  --------------
INCOME
Revenue                                    $         0       $         0      $         0
                                           -----------       -----------      -----------
TOTAL INCOME                               $         0       $         0      $         0


EXPENSES

General, Selling and Administrative
                                           $    88,456       $         0      $   131,126

Amortization                               $         0       $         0      $       150
                                           -----------       -----------      -----------

TOTAL EXPENSES                             $    88,456       $         0      $   131,276
                                           -----------       -----------      -----------
NET PROFIT (LOSS)                          ($   88,456)      $         0      ($  131,276)
                                           ===========       ===========      ===========

NET PROFIT (LOSS)
PER SHARE                                  ($   0.0154)      $    0.0000      ($   0.0228)
                                           ===========       ===========      ===========

AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                  5,750,000         5,750,000        5,750,000
                                           ===========       ===========      ===========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 June 30, 2001

                                       Common Stock
                             ----------------------------------    (Deficit)
                                                                  Accumulated
                                                     Additional     During
                             Number of                 Paid       Development
                              Shares        Amount   In Capital      Stage
                             ---------    ---------  ----------   -----------
Balance, December 31, 1998     750,000    $     750   $  17,324    $ (17,976)

Net Loss,
December 31, 1999                                                  $  (1,598)
                             ---------    ---------   ---------    ---------
Balance, December 31, 1999     750,000    $     750   $  17,324    $ (19,574)

Issued for Cash
January 21, 2000             5,000,000    $   5,000   $  15,000    $       0

Net Loss,
December 31, 2000                                                  $ (21,600)
                             ---------    ---------   ---------    ---------
Balance, December 31, 2000   5,750,000    $   5,750   $  32,324    $ (41,174)

Net Loss,
June 30, 2001                                                      $ (90,102)
                             ---------    ---------   ---------    ---------
Balance, June 30, 2001       5,750,000    $   5,750   $  32,324    $(131,276)
                             =========    =========   =========    =========


                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF CASH FLOWS


                                                                                   April 2, 1997
                                               Six Months      Six Months          (inception) to
                                             Ended June 30,   Ended June 30,           June 30,
                                                 2001              2000                 2001
                                               ---------      --------------       --------------
CASH FLOWS FROM FROM OPERATING ACTIVITIES

Net (Loss)                                     $ (90,102)       $ (17,100)            $(131,276)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization                                   $       0        $       0             $     150
Officer Advances                               $       0        $       0             $   7,300
Accounts Receivable                            $(250,000)       $       0             $(250,000)
Accounts Payable                               $ 340,628        $       0             $ 336,428
Organization Costs                                                                    $    (150)
                                               ---------        ---------             ---------
Net cash used in operating activities
                                               $     526        $ (17,100)            $ (37,548)

CASH FLOWS FROM FROM FINANCING ACTIVITIES
Issue Common Stock                             $       0        $  20,000             $  38,074
                                               ---------        ---------             ---------
Net increase
(decrease) in cash                             $     526        $   2,900             $     526

Cash, Beginning of Period
                                               $       0        $       0             $       0
                                               ---------        ---------             ---------
Cash, End
of Period                                      $     526        $   2,900             $     526
                                               =========        =========             =========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF CASH FLOWS



                                              Three Months      Three Months          April 2, 1997
                                             Ended June 30,    Ended June 30,    (inception) to June 30,
                                                  2001              2000                  2001
                                             --------------    --------------    -----------------------
CASH FLOWS FROM FROM OPERATING ACTIVITIES

Net (Loss)                                     $ (88,456)        $ (17,100)              $(131,276)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization                                   $       0         $       0               $     150
Officer Advances                               $       0         $       0               $   7,300
Accounts Receivable                            $(250,000)        $       0               $(250,000)
Accounts Payable                               $ 336,428         $       0               $ 336,428
Organization Costs                             $    (150)
                                               ---------         ---------               ---------
Net cash used in operating activities
                                               $  (2,028)        $ (17,100)              $ (37,548)

CASH FLOWS FROM FROM FINANCING ACTIVITIES
Issue Common Stock                             $       0         $  20,000               $  38,074
                                               ---------         ---------               ---------
Net increase
(decrease) in cash                             $  (2,028)        $   2,900               $     526

Cash, Beginning of Period
                                               $   2,554         $       0               $       0
                                               ---------         ---------               ---------
Cash, End
of Period                                      $     526         $   2,900               $     526
                                               =========         =========               =========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001 and June 30, 2000


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

     Cash and equivalents
         The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2001 or as of June 30, 2000.

     Income Taxes
         Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes. A deferred tax assets or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001 and June 30, 2000


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

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001 and June 30, 2000


NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock

         The authorized common stock of the Company consists of $100,000,000 shares with a par value of $0.001 per share.

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

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001 and June 30, 2000


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


NOTE 7 - WARRANTS AND OPTIONS

         There are 155,000 warrants outstanding to acquire shares of common stock at an exercise price of $2.50 per share expiring on or before April 30, 2004. There are no warrants or options outstanding to acquire any additional shares of preferred stock.


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

The acquisition of GGC is subject to a number of conditions precedent. The Company has undertaken to use its best efforts to complete a financing of up to $10,000,000, to close concurrently with the closing of the GGC acquisition. The Acquisition Agreement was extended to June 30, 2001, and has since expired, however, the Company and representatives of the GGC shareholders have had discussions with respect to an extension of the term of the Acquisition Agreement. No definitive agreement with respect to the extension of the Acquisition Agreement has been reached by the parties at this time.

In April, the Company entered into financing arrangements for an aggregate of $310,000 with unrelated parties (the "Lenders") and issued Series 1 Promissory Notes (the "Series 1 Promissory Notes") to evidence such borrowings. The Series 1 Promissory Notes bear interest at a rate of 10% per annum calculated annually. The Series 1 Promissory Notes are due and payable on or before the date (the "Due Date") which is the earlier of (i) September 1, 2001, and (ii) the date that the Company completes the, acquisition of all the GGC shares. In addition, the Company granted to the Lenders, warrants to purchase an aggregate of 155,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The Series 1 Promissory Notes carry a right of set-off, which provides that the Lenders may set-off the principal amount of the Series 1 Promissory Notes against a subscription for shares of the Company's Common Stock at an issue price of $2.50.

The Company subsequently entered into a financing arrangement with GGC, whereby the Company advanced $250,000 to GGC and GGC issued $250,000 principal amount of Convertible Promissory Notes (the "GGC Notes") to the Company. The GGC Notes bear interest at a rate of 10% per annum calculated annually, and provide that the principal amount and accrued and unpaid interest will be due and payable on demand, by the Company, if the Company completes the acquisition of the GGC Shares. In the event that the Acquisition Agreement is terminated for any reason other than the default of GGC, then GGC will have the option, upon giving notice to the Company, to convert the principal amount of the GGC Notes, and all accrued and unpaid interest, into shares of Common Stock of GGC at a conversion rate of $2.50 per share. If the Acquisition Agreement is terminated as a result of default by GGC or its shareholders, the principal amount and all accrued and unpaid interest on the GGC Notes will be due and payable on August 31, 2001.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

As disclosed above, in April, the Company issued $310,000 face value Series 1 Promissory Notes. The Series 1 Promissory Notes bear interest at a rate of 10% per annum calculated annually. The Series 1 Promissory Notes are due and payable on or before the date the Due Date, and carry a right of set-off, which provides that the Lenders may set-off the principal amount of the Series 1 Promissory Notes against a subscription for shares of the Company's Common Stock at an issue price of $2.50.

In addition, the Company granted to the Lenders, warrants to purchase an aggregate of 155,000 shares of the Company's Common Stock at an exercise price of $2.50 per share.

The Company believes that issuance of the Series 1 Promissory Notes and the grants of warrants are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and the rules and regulations promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No such matters were submitted during the most recent quarter.

ITEM 5.  OTHER INFORMATION
-------  -----------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      EXHIBITS

         Exhibit No.      Description

         3.1              Articles of Incorporation*

         3.2              By-Laws of Bepariko Biocom*

         10.1             Power of Attorney of Tino Di Pana*

         10.2 Exclusive Worldwide Licensing Agreement for the Right to use German Patent Number 43 22 445 *

         * Filed previously

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter covered by this report.

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             BEPARIKO BIOCOM

                                             (Company)

Date:    August 20, 2001                     By: /s/  Shai Stern
                                                 -------------------------------
                                                 Shai Stern
                                                 President