Form 10QSB
period 2001-09-30
BEPARIKO BIOCOM
filed 2001-11-19
CIK 1093818

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

               For the quarterly period ended September 30, 2001
                         Commission File No. 000-27339

                                 BEPARIKO BIOCOM
             (Exact name of registrant as specified in its charter)


                Nevada                                      88-0426887
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

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

                                Yes [X]    No [ ]

The number of shares outstanding of the Registrant's $0.001 par value common stock on September 30, 2001 was 5,750,000.

Transitional Small Business Disclosure format (check one):

                                Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Bepariko Bicom
Las Vegas, Nevada

         I have audited the accompanying balance sheets of Bepariko Biocom (a development stage company), as of September 30, 2001 and September 30, 2000 and the related statement of stockholders' equity for September 30, 2001 and statements of operations and cash flows for each of the nine months ended September 30, 2001 and September 30, 2000 and the period April 2, 1997 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko Biocom as of September 30, 2001 and September 30, 2000 and the related statement of stockholders' equity for September 30, 2001 and statements of operations and cash flows for each of the nine months ended September 30, 2001 and September 30, 2000 and the period April 2, 1997 (inception) to September 30, 2001 in conformity with generally accepted accounting principles.

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

Kurt D. Saliger, C.P.A.
November 17, 2001

                                 BEPARIKO BIOCOM
                         ( A Development Stage Company )
                                 BALANCE SHEETS

                                     ASSETS

                                                                     September 30,  September 30,
                                                                          2001          2000
CURRENT ASSETS
               Cash                                                     $       0    $       0
               Accounts Receivable                                      $ 250,000    $       0
                                                                        ---------    ---------
               TOTAL CURRENT ASSETS                                     $ 250,000    $   3,500
                                                                        ---------    ---------
                         TOTAL ASSETS                                   $ 250,000    $   3,500
                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts Payable                                         $ 476,281    $   3,100
                                                                        ---------    ---------
               TOTAL CURRENT LIABILITIES                                $ 476,281    $   3,100

STOCKHOLDERS' EQUITY
               Preferred Stock, $.001 par value authorized 10,000,000
               shares; issued and outstanding at Sept. 30, 2001
               none
                                                                        $       0    $       0

               Common Stock, $.001 par value authorized 100,000,000
               shares; issued and outstanding at
               Sept. 30, 2000 5,750,000 shares
               Sept. 30, 2001 5,750,000 shares                          $   5,750    $   5,750

               Additional Paid In Capital                               $  32,324    $  32,324

               Deficit Accumulated During Development Stage            ($ 264,355)  ($  37,674)
                                                                        ---------    ---------

               TOTAL STOCKHOLDERS' EQUITY                              ($ 226,281)   $     400
                                                                        ---------    ---------

                         TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                         $ 250,000    $   3,500
                                                                        =========    =========

                 See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                          April 2, 1997
                                        Nine Months       Nine Months       (inception)
                                      Ended Sept. 30,   Ended Sept. 30,    to Sept. 30,
                                            2001              2000             2001
INCOME
Revenue                                 $         0       $         0       $         0
                                       ------------      ------------      ------------
TOTAL INCOME                            $         0       $         0       $         0


EXPENSES

General, Selling and Administrative     $   223,181       $    18,100       $   264,205

Amortization                            $         0       $         0       $       150
                                       ------------      ------------      ------------

TOTAL EXPENSES                          $   223,181       $    18,100       $   264,355
                                       ------------      ------------      ------------
NET PROFIT (LOSS)                      ($   223,181)     ($    18,100)     ($   264,355)
                                       ============      ============      ============

NET PROFIT (LOSS)
PER SHARE                              ($    0.0392)     ($    0.0031)     ($    0.0460)
                                       ============      ============      ============


AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                               5,750,000         5,750,000         5,750,000
                                       ============      ============      ============


                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                           April 2, 1997
                                         Three Months      Three Months     (inception)
                                          Ended Sept.       Ended Sept.     to Sept. 30,
                                           30, 2001          30, 2000          2001
INCOME
Revenue                                  $         0       $         0       $         0
                                         -----------       -----------       -----------
TOTAL INCOME                             $         0       $         0       $         0


EXPENSES

General, Selling and Administrative      $   133,079       $     1,000       $   264,205

Amortization                             $         0       $         0       $       150
                                         -----------       -----------       -----------

TOTAL EXPENSES                           $   133,079       $     1,000       $   264,355
                                         -----------       -----------       -----------
NET PROFIT (LOSS)                       ($   133,079)     ($     1,000)     ($   264,355)
                                         ===========       ===========       ===========

NET PROFIT (LOSS)
PER SHARE                               ($    0.0231)     ($    0.0002)     ($    0.0460)
                                         ===========       ===========       ===========

AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                                5,750,000         5,750,000         5,750,000
                                         ===========       ===========       ===========


                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2001

                                          Common Stock                               (Deficit)
                                -----------------------------                        Accumulated
                                                                   Additional          During
                                 Number of                          Paid In          Development
                                  Shares            Amount          Capital             Stage
                                ----------------------------------------------------------------
Balance, December 31, 1998          750,000       $       750      $    17,324       ($   17,976)

Net Loss,
December 31, 1999                                                                    ($    1,598)
                                -----------       -----------      -----------       -----------
Balance, December 31, 1999          750,000       $       750      $    17,324       ($   19,574)

Issued for Cash
January 21, 2000                  5,000,000       $     5,000      $    15,000        $        0

Net Loss,
December 31, 2000                                                                    ($   21,600)
                                -----------       -----------      -----------       -----------
Balance, December 31, 2000        5,750,000       $     5,750      $    32,324       ($   41,174)

Net Loss,
Sept. 30, 2001                                                                       ($  223,181)
                                -----------       -----------      -----------       -----------
Balance, Sept. 30, 2001           5,750,000       $     5,750      $    32,324       ($  264,355)
                                ================================================================

                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                  April 2, 1997
                                                 Nine Months      Nine Months      (inception)
                                                Ended Sept. 30,  Ended Sept. 30,  to Sept. 30,
                                                    2001             2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                       ($ 223,181)     ($  18,100)     ($ 264,355)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization                                      $       0       $       0       $     150
Officer Advances                                  $       0       $   1,600       $   7,300
Accounts Receivable                              ($ 250,000)      $       0      ($ 250,000)
Accounts Payable                                  $ 473,181       $       0       $ 468,981
Organization Costs                                                               ($     150)
                                                  ---------       ---------       ---------
Net cash used in operating activities             $       0      ($  16,500)     ($  38,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue Common Stock                                $       0       $  20,000       $  38,074
                                                  ---------       ---------       ---------
Net increase
(decrease) in cash                                $       0       $   3,500       $       0

Cash, Beginning of Period                         $       0       $       0       $       0
                                                  ---------       ---------       ---------
Cash, End
of Period                                         $       0       $   3,500       $       0
                                                  =========       =========       =========

                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                  April 2, 1997
                                                Three Months     Three Months      (inception)
                                               Ended Sept. 30,   Ended Sept. 30,  to Sept. 30,
                                                    2001              2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                       ($   133,079)   ($     1,000)   ($   264,355)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization                                      $         0     $         0     $       150
Officer Advances                                  $         0     $         0     $     7,300
Accounts Receivable                               $         0     $         0    ($   250,000)
Accounts Payable                                  $   132,553     $         0     $   468,981
Organization Costs                                                               ($       150)
                                                  -----------     -----------     -----------
Net cash used in operating activities            ($       526)   ($     1,000)   ($    38,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue Common Stock                                $         0     $         0     $    38,074
                                                  -----------     -----------     -----------
Net increase
(decrease) in cash                               ($       526)   ($     1,000)    $         0

Cash, Beginning of Period                         $       526     $     4,500     $         0
                                                  -----------     -----------     -----------
Cash, End
of Period                                         $         0     $     3,500     $         0
                                                  ===========     ===========     ===========

                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001 and September 30, 2000


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

         Cash and equivalents
              The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of Sept. 30, 2001 or as of Sept. 30, 2000.

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

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001 and September 30, 2000


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

         Loss Per Share
              Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001 the Company had no dilutive common stock equivalents such as stock options.

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

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001 and September 30, 2000


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

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001 and September 30, 2000


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


NOTE 9 - SUBSEQUENT EVENT

As reported by the Company in its Quarterly Report on Form 10-QSB for the period ended March 31, 2001, filed with the Commission on May 21, 2001, on March 15, 2001, the Company announced that it had entered into a definitive agreement (the "Acquisition Agreement") with the shareholders of Global Genomics Capital, Inc. ("GGC"), a California company, to acquire all of the issued and outstanding shares of GGC in exchange for the issuance by the Company of approximately 9.1 million shares in its capital. The Company and the shareholders of GGC have now terminated the Acquisition Agreement.

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

On March 15, 2001, the Company announced that it had entered into a definitive agreement (the "Acquisition Agreement") with the shareholders of Global Genomics Capital, Inc. ("GGC"), a California company, to acquire all of the issued and outstanding shares of GGC in exchange for the issuance by the Company of approximately 9.1 million shares in its capital.The Company and the shareholders of GGC have now terminated the Acquisition Agreement.

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

The Series 1 Promissory Notes matured on September 1, 2001, and have not yet been repaid. The Company and the Lenders have been in discussions with respect to the extension of the Series 1 Promissory Notes, but as at the date of this Report have not concluded a definitive agreement in that regard.

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

The GGC Notes matured on August 31, 2001, have not yet been repaid to the Company. The Company GGC have been in discussions with respect to the extension of the GGC Notes, but as at the date of this Report have not concluded a definitive agreement in that regard.

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

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As disclosed above, the Series 1 Promissory Notes matured on September 1, 2001, and have not yet been repaid. The Company and the Lenders have been in discussions with respect to the extension of the Series 1 Promissory Notes, but as at the date of this Report have not concluded a definitive agreement in that regard. As at the date of this Report, the Company is in default in the repayment of the principal amount of the Series 1 Promissory Notes being $310,000, plus accrued interest and overdue interest in the amount of $17,138.41, for an aggregate of $327,138.41.

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



                                                   BEPARIKO BIOCOM
                                                   (Company)

Date:    November 17, 2001                         By: /s/  "Shai Stern"
                                                       -------------------------
                                                             Shai Stern
                                                             President