Form 10KSB
period 2001-12-31
BEPARIKO BIOCOM
filed 2002-04-15
CIK 1093818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

              For the fiscal year ended        December 31, 2001
                                          ---------------------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-27339
                            ------------------------

                                 BEPARIKO BIOCOM
                   ------------------------------------------
                 (Name of small business issuer in its charter)


         NEVADA                                        88-0426887
-------------------------                  -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


      One Belmont Avenue, Suite 417
        Bala Cynwyd, Pennsylvania                             19004
----------------------------------------               -----------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:     (610) 660-5906
                           -------------------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class            Name of each exchange on which registered

              None                                 Not Applicable
-----------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock $0.001 par value per share
-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:       $0.00
                                                               -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the last sale price for the Registrant's common stock: As at April 3 2002 the aggregate market value of the Company's Common Stock (based upon the last reported sale price on the National Association of Securities Dealers OTC Bulletin Board), excluding outstanding shares beneficially owned by affiliates, was approximately $8,337,500.00, being $1.45 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As at April 10 2002, there were 5,750,000 shares of Common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes     ; No   X
                                                              -----     -----

                                TABLE OF CONTENTS


                                                       PART I


   ITEM 1 DESCRIPTION OF BUSINESS.................................................................................4

   ITEM 2 DESCRIPTION OF PROPERTY.................................................................................9

   ITEM 3 LEGAL PROCEEDINGS......................................................................................10

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................10

                                                       PART II


   ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................................10

   ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................12

   ITEM 7 FINANCIAL STATEMENTS...................................................................................17

   ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................17

                                                      PART III


   ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
   EXCHANGE ACT..................................................................................................17

   ITEM 10 EXECUTIVE COMPENSATION................................................................................18

   ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................18

   ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................19

   ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K......................................................................19

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for statements that report the Company's historical results and disclosures of historical fact, certain information contained herein constitutes "forward-looking statements." Words or phrases "will likely result", "areP expected to", "will continue", "is anticipated", "anticipate", "estimate", "intend", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include among other things, the Company's history of losses, lack of revenues and stage in the development of its business, the Company's lack of working capital and uncertainties related to its ability to continue as a going concern. Please see generally "Part I. Item
1. - Risk Factors" below.

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-KSB for the fiscal year ended December 31, 2001, including specifically those sections entitled "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation." The Company hereby cautions shareholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this Report.

                                     PART I

Item 1 Description of Business

BEPARIKO BIOCOM ("Bepariko or the "Company") is a Nevada corporation formed on April 2, 1997. The Company's offices are located at One Belmont Avenue, Suite 417, Bala Cynwyd, Pennsylvania 19004; (610) 660-5906. The Company operates on the calendar fiscal year. Currently, the Company has only one employee, its sole director and officer, and he will be the only employee for the foreseeable future. The Company has no subsidiaries at this time.

The Company holds worldwide patent rights for electronic multiple fingerprint recognition procedures and systems. The patent license granted Bepariko, covers the digitization of all ten of the users fingerprints into a database with a corresponding smart card also containing all the users fingerprints. The patent is both objective and subjective. Objectively the patent application uses all ten of the users' fingerprints, subjectively the user may select which fingers he wishes to use for their personal identification code, and they may selectively substitute other fingers for his access security code.

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

In March 2001, Bepariko announced that it had entered into a definitive agreement with the shareholders of Global Genomics Capital, Inc. ("GGC"), a California company, to acquire all of the issued and outstanding shares of GGC in exchange for the issuance by the Company of approximately 9.1 million shares in its capital. In October 2001, the Company and the shareholders of GGC terminated the Acquisition Agreement

Subsequent to December 31, 2001, the Company announced that it had executed a letter of intent to acquire First Responder Group, Inc. ("First Responder"), a New York based company involved in the provision of goods and services used to educate prepare and protect consumers and health professionals in the area of domestic preparedness against terrorism.

The acquisition of First Responder is subject to a number of conditions precedent including: the completion by the Company, of due diligence and a financing by the Company and the execution of a definitive merger agreement between the Company and First Responder.

Narrative Description of the Business

The Company holds worldwide patent rights for electronic multiple fingerprint recognition procedures and systems. The patent license granted Bepariko, covers the digitization of all ten of the users fingerprints into a database with a corresponding smart card also containing all the users fingerprints. The patent is both objective and subjective. Objectively the patent application uses all ten of the users' fingerprints, subjectively the user may select which fingers he wishes to use for their personal identification code, and they may selectively substitute other fingers for his access security code.

The security for card users is accomplished by digitizing all ten of the users fingerprints encoded onto a database with the key fingerprint stored on the users corresponding smart card. The key fingerprint gains access to the doorway of the database, which than allows the card user to select his personal identification coded fingerprints for absolute identification. These fingerprints may also be stored in a remote access control database. To use the card, the user must pass his card through a normal magnetic card reader and place his personal identification coded fingers onto the fingerprint reader. When the personal identification coded fingers and the database match those of the user, access is granted. If there is no match, access is denied. The following are some of the most apparent ways that the patent could be applied:

Consumer Credit Card Companies, suffer monumental annual losses due to stolen, lost and fraudulent credit cards. The multi- fingerprint access codes provide absolute security for these credit cards and the issuing Companies.

Hotel and Hotel/Casino applications, the database for the system is kept on the premises with the capabilities to integrate with other database applications worldwide through existing communication satellites. The guest's fingerprints are recorded at the registration desk upon his arrival. Thereafter, the guest will access his room or he can make purchases by the use of his fingerprint in a fingerprint reader. For casino applications a fingerprint reader attached to the gaming machines and gaming tables allows the guest to participate in gaming activities and charge those activities to the credit card he used upon his arrival.

Bank ATM cards currently require access numbers or pin numbers to access the customers account. The multi-fingerprint access codes provide absolute security for the ATM card user and the banks issuing the cards. The authorized user encodes his fingerprints onto the ATM card with a duplicate into the databases of the banks. Upon the electronic match of the fingerprints the user accesses his account. If there is no match, entry to the account is denied.

Identification Cards for medical insurance coverage's currently have no security. According to the New England Journal of Medicine and the US Congressional Committee, March 1995 there is $75 to $80 billion estimated as fraudulent charges in Medical Insurance Coverage's annually. A multi-fingerprint access coded medical identification card would provide absolute security against fraudulent use in this industry.

Computer access through the use of the multi-fingerprint access codes would provide absolute security in this industry. This could also be adapted to Internet credit card purchases without fear of misuse of the credit card.

Remote and access controls governed through the use multi-fingerprint access codes provides absolute security in these applications.

Military requirements provide the possibility for various uses of the multi-fingerprint access coded systems

Automobile locking systems and automobile anti-theft systems can incorporate the multi-fingerprint access codes through the onboard computer already on the automobile.

Risk Factors

Our business is subject to a number of risks that are generally associated with start-up companies in the development stage of their business. These risks could cause our actual results to differ materially from the results we project and any forward-looking statement we make in this Report on Form 10-KSB. Below is a description of some of the risks that we anticipate will be associated with our business and with an investment in our company. We also encourage our shareholders to familiarize themselves with that portion of our registration statement on Form SB-2 entitled "Risk Factors."

Risks Related To Our Business and Operations

We are an under-funded start-up business and we have no significant history of operations.

We were only recently formed and we do not have any revenues from operations. As of December 31, 2001, we had cash or cash equivalents on hand of $47 and working capital of $71,395. We had accounts payable and accrued expenses in the amount of $178,652 and notes payable of $318,000. We were initially funded by the sale of common shares in our registered offering and through promissory notes in an aggregate face amount of $310,000. Our auditors have expressed doubt regarding our ability to continue as a going concern. We are a development stage company and we are undercapitalized.

If we are unable to establish a revenue stream or secure other alternative sources of financing, our ability to continue as a going concern is doubtful. As the costs associated with maintaining our corporate and regulatory requirements continue to increase, it will be difficult for us to predict our budget requirements. We will only be able to continue operating if we are able to establish revenues.

There can be no assurance that we will successfully raise the financing required to fund our operation or continue as a going concern. If we are unable to raise sufficient financing to fund our business strategy, you may lose your entire investment in our company.

There can be no assurance that a business model such as ours will prove to be viable or that our budget will be sustainable on that account.

We have incurred losses since our inception and we expect losses to continue for the foreseeable future.

We are in the extreme early stages of development and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. Since our inception through the fiscal year ended December 31, 2001, we have incurred net losses of $284,679. Our net loss for the fiscal twelve month period ending December 31, 2001 was $243,505. We will incur additional expenses and losses before becoming profitable, if we ever become profitable. We were recently formed, and we have not earned any revenues. We have no meaningful historical financial data upon which to base our planned operating expenses or losses. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. In order to become profitable, we must:

- execute on our business model;

- access additional capital when required; and - attract and retain key personnel.

Our financial statements have been prepared on a going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern principle is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. If the Company is unable to achieve profitable operations or obtain additional financing, we may be required to reduce or to limit operations, or cease operations altogether. The auditors' report on the December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we fail to successfully meet these challenges, we will likely never become profitable.

We cannot promise that we will be able to comply with any existing or future laws, regulations, interpretations or applications without incurring significant costs or adjusting our business model.

We will need additional capital to continue to operate our business.

We have not yet achieved profitable operations or secured a long-term source of revenue. We do not have sufficient cash and cash equivalents on hand to conduct our operations through the first quarter of 2002, and are substantially dependent on continued funding from our President and CEO to continue operations. We will need to obtain additional financing to support our operations for the duration of 2002.

If we successfully raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If we raise additional funds through the issuance of equity securities, then those securities may have rights, preferences or privileges senior to the rights of holders of our Common Stock, and holders of our Common Stock will experience dilution.

We cannot be certain that such additional financing will be available to us on favorable terms when required, or at all. If we cannot raise funds in a timely manner on acceptable terms, we may not be able to promote our brand, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unexpected requirements, and we may be required to reduce or limit operations.

Investment Related Risks

Our shares are considered penny stock and are subject to the penny stock rules, which may adversely affect your ability to sell your shares

Investors may face significant restrictions on the resale of our Common Stock due to federal penny stock regulations.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our Common Stock may constitute "penny stock" within the meaning of the rules, the rules would apply to us and any of our shares of Common Stock. The rules may further affect the ability of owners of our common shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

- control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

- excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Substantial sales of our Common Stock could cause our stock price to fall.

If our stockholders sell substantial amounts of our Common Stock, the market price of our common stock could decline. As of the date of this Report, we have outstanding 5,750,000 shares of Common Stock. All of the shares of our Common Stock outstanding are freely tradeable in the public market.

We have not declared dividends and may never declare dividends, which may affect the value of your shares

We have never declared or paid any dividends on our Common Stock and do not expect to pay any dividends in the near future.

You should not place undue reliance on forward-looking statements as they are inherently uncertain.

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties which you should not place undue reliance upon. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by our company described in "Risk Factors" and elsewhere in this Report.

Item 2 Description of Property.

The Company does not own or lease any real or personal property. The Company currently maintains an administrative office without charge out of space donated by the Company's President and sole director, at One Belmont Avenue, Suite 417, Bala Cynwyd, Pennsylvania 19004.

The Company has no policy with respect to:

1.       investments in real estate or interest in real estate;

2.       investments in real estate mortgages; or

3. securities of or interests in persons primarily engaged in real estate activities.

Item 3 Legal Proceedings.

Bepariko is not currently a party to any material legal proceeding, and was not a party to any legal proceeding during the fiscal year ended December 31, 2001. Management of the Company is currently not aware of any legal proceedings proposed to be initiated against the Company. However, from time to time, the Company may become subject to claims and litigation generally associated with any business venture.

Item 4 Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during fiscal quarter ended December 31, 2001.

                                    PART II

Item 5 Market for Common Equity and Related Stockholder Matters.

                               Market Information

Our Common Stock is currently quoted on the National Association of Securities Dealers OTC Bulletin Board (the "OTC Bulletin Board") under the symbol "BPKO". The Common Stock has been posted for trading on the OTC Bulletin Board since May 24, 2000, however the Common Stock has only traded since January 24, 2001. Stock and Company information may also be obtained via the Internet. The bid quotations set forth below, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

--------------------------------------------------------------------------------
Period ended                       High                         Low
--------------------------------------------------------------------------------
January 31, 2001                   $3.875                       $0.25
--------------------------------------------------------------------------------
February 28, 2001                  $4.875                       $3.00
--------------------------------------------------------------------------------
March 31, 2001                     $5.125                       $3.75
--------------------------------------------------------------------------------
April 30, 2001                     $5.25                        $5.00
--------------------------------------------------------------------------------
May 31, 2001                       $5.00                        $4.80
--------------------------------------------------------------------------------
June 30, 2001                      $4.80                        $2.85
--------------------------------------------------------------------------------
July 31, 2001                      $2.85                        $2.85
--------------------------------------------------------------------------------
August 31, 2001                    $2.85                        $1.55
--------------------------------------------------------------------------------
September 30, 2001                 $1.50                        $0.55
--------------------------------------------------------------------------------
October 31, 2001                   $1.65                        $0.60
--------------------------------------------------------------------------------
November 30, 2001                  $3.00                        $1.75
--------------------------------------------------------------------------------
December 31, 2001                  $2.50                        $2.00
--------------------------------------------------------------------------------

On April 3, 2002, the last reported sales price of our Common Stock, as reported by the OTCBB, was $1.45 per share. Other than as described above, the Company's Common Stock is not and has not been listed or quoted on any other exchange or quotation system.

                                  Shareholders

The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.0001 per share ("Preferred Stock"). As of December 31, 2001, the Company believes there are approximately 58 shareholders of record. A number of these shares are held in "street" name and may, therefore, be held by several beneficial owners. As of April 10, 2002, the Company believes there are approximately there are 56 holders of Company's Common Stock. A number of these shares are held in "street" name and may, therefore, be held by several beneficial owners.

                                    Dividends

Bepariko has not paid any dividends on its Common Stock since its inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

                     Recent Sales Of Unregistered Securities

As previously disclosed in the Company's report on 10-QSB for the period ended June 30, 2001, in April 2001, the Company issued $310,000 face value Series 1 Promissory Notes. The Series 1 Promissory Notes bear interest at a rate of 10% per annum calculated annually. The Series 1 Promissory Notes are due and payable on or before the date the Due Date, and carry a right of set-off, which provides that the Lenders may set-off the principal amount of the Series 1 Promissory Notes against a subscription for shares of the Company's Common Stock at an issue price of $2.50.

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

Item 6 Management's Discussion and Analysis or Plan of Operation.

                                Plan of Operation

The Company is working to have a minimum of 6 major contracts with internationally recognized customers as soon as possible. Initial contacts have been made with:

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

The sole officer and director of Bepariko is currently employed in another position. Currently Mr. Harrington devotes approximately three hours each week to the operations of the business. The sole officer and director will dedicate whatever time is required for the operations and development of the Company's business. Mr. Harrington has other interests that require portions of his time. He currently does not have any investments or ownership in other companies that could pose a conflict with Bepariko.

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

Liquidity and Capital Resources

As previously disclosed, on March 15, 2001, the Company announced that it had entered into a definitive agreement (the "Acquisition Agreement") with the shareholders of Global Genomics Capital, Inc. ("GGC"), a California company, to acquire all of the issued and outstanding shares of GGC in exchange for the issuance by the Company of approximately 9.1 million shares in its capital. During the fourth quarter of fiscal 2001, the Company and the shareholders of GGC terminated the Acquisition Agreement.

In April 2001, the Company entered into financing arrangements for an aggregate of $310,000 with unrelated parties (the "Lenders") and issued Series 1 Promissory Notes (the "Series 1 Promissory Notes") to evidence such borrowings. The Series 1 Promissory Notes bear interest at a rate of 10% per annum calculated annually. The Series 1 Promissory Notes are due and payable on or before the date (the "Due Date") which is the earlier of (i) September 1, 2001, and (ii) the date that the Company completes the, acquisition of all the GGC shares. In addition, the Company granted to the Lenders, warrants to purchase an aggregate of 155,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The Series 1 Promissory Notes carry a right of set-off, which provides that the Lenders may set-off the principal amount of the Series 1 Promissory Notes against a subscription for shares of the Company's Common Stock at an issue price of $2.50.

The Series 1 Promissory Notes matured on September 1, 2001, and had not been repaid at the December 31, 2001 fiscal year end. Subsequent to December 31, 2001, the Company and the Lenders executed amendments to the Series 1 Promissory Notes, extending the repayment date to the earlier of April 10, 2003 or the receipt of funds or financings by the Company from any other source.

In April 2001, the Company entered into a financing arrangement with GGC, whereby the Company advanced $250,000 to GGC and GGC issued $250,000 principal amount of Convertible Promissory Notes (the "GGC Notes") to the Company. The GGC Notes bear interest at a rate of 10% per annum calculated annually, and provide that the principal amount and accrued and unpaid interest will be due and payable on demand, by the Company, if the Company completes the acquisition of the GGC Shares. In the event that the Acquisition Agreement is terminated for any reason other than the default of GGC, then GGC will have the option, upon giving notice to the Company, to convert the principal amount of the GGC Notes, and all accrued and unpaid interest, into shares of Common Stock of GGC at a conversion rate of $2.50 per share. If the Acquisition Agreement is terminated as a result of default by GGC or its shareholders, the principal amount and all accrued and unpaid interest on the GGC Notes will be due and payable on August 31, 2001.

The GGC Notes matured on August 31, 2001, and have not yet been repaid to the Company. The Company GGC have been in discussions with respect to the extension of the GGC Notes, and subsequent to the Company's fiscal year end, the Company and GGC entered into an agreement whereby the Company extended the date for the repayment of the GGC Notes and agreed to a repayment or conversion of the GGC Notes into shares of GGC in connection with the proposed merger of GGC with a third entity.

Events subsequent to December 31, 2001.

On January 2, 2002, Bepariko announced that it had executed a letter of intent to acquire First Responder Group, Inc. ("First Responder"), a New York based company involved in the provision of goods and services used to educate prepare and protect consumers and health professionals in the area of domestic preparedness against terrorism.

The acquisition of First Responder is subject to a number of conditions precedent including: the completion by the Company, of due diligence and a financing by the Company and the execution of a definitive merger agreement between the Company and First Responder. There can be no assurance that the acquisition of First Responder will be completed or that the Company will be successful in completing any financing.

Our plan of operation is dependent on our ability to complete the acquisition of First Responder or the marketing of the technology related to our patent, so that we can generate revenues. There can be no assurances that we complete the acquisition of First Responder or generate revenues from the marketing of the technology associated with our patent.

If we are unable to generate revenues, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business such as administrative expenses, which includes costs to maintain our telephone. We have received confirmation from certain of our shareholders and noteholders, that they will consider assisting the Company in meeting its obligations as they arise.

We will need to raise additional capital to complete the acquisition of First Responder. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

Item 7 Financial Statements.

The financial statements, the report thereon, the notes thereto and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10K-SB, which financial statements, reports, notes, and data are incorporated herein by reference.

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

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the board of directors of Bepariko serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Stephen P. Harrington is the sole director and President of the Company. Mr. Harrington, age 43, has been a director and the President of the Company since November 19, 2001. Mr. Harrington is the President of SPH Investments, Inc., a private investment company located in Bala Cynwyd, Pennsylvania and Wakefield, Rhode Island. Mr. Harrington is also the President of SPH Equities, Inc. and has served as an officer and director of several publicly held corporations, including Hercules Development Group, Inc. and Expressions Graphics, Inc. Mr. Harrington graduated from Yale University in 1980.

During the past five years, none of the principals of the Company was a principal of another reporting issuer that was, during his tenure, struck from the register of companies (or a similar authority in the issuer's jurisdiction of incorporation if the issuer was incorporated outside of Nevada), or the securities of which were the subject of a cease trade or suspension order for a period of more than 30 consecutive days. Similarly, none of the principals of the Company has, during the past ten years, been the subject of any penalties or sanctions by a court or securities regulatory authority relating to the trading in securities or the promotion, formation or management of a publicly traded company or involving theft or fraud.

None of the principals of the Company has, during the past five years, been declared bankrupt or made a voluntary assignment in bankruptcy or made a proposal under bankruptcy or insolvency legislation or been subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold his assets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act") requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Additionally, SEC regulations require the Company to identify in its proxy statement and Annual Report on Form 10-KSB those individuals for whom one or more of these reports required under
Section 16 was not filed on a timely basis during the most recent fiscal year or prior fiscal years.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 2001, and except as disclosed elsewhere in this document, the Company's officers, directors and greater than ten percent beneficial owners failed to comply with all Section 16(a) filing requirements in a timely manner.

Item 10 Executive Compensation.

No compensation is paid or anticipated by Bepariko until a contract is executed.

Directors currently receive no compensation for their duties as directors.

Item 11 Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 10, 2002, the number of the Company's Common Shares beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Shares who are known to the Company and (b) the directors and executive officers of the Company individually, and the executive officers and directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Shares represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Shares underlying options and warrants which are exercisable within 60 days from the above date. The sole director and officer of the Company does not currently hold beneficially or directly, any shares of the Company's Common Stock.

Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. The information appearing below concerning persons other than officers and directors of the Company is to the Company's best knowledge based on information obtained from the Company's transfer agent.

                          Name and Address of                Amount and Nature
Title of Class            Beneficial Owner                   of Beneficial Owner      Percent of Class
------------------------- ---------------------------------- ------------------------ --------------------------------

Common                    Stephen P. Harrington              Nil                      Nil
                          c/o One Belmont Avenue,
                          Suite 417, Bala Cynwyd,
                          Pennsylvania 19004

Common                    Norton Herrick                     347,000                  6.035%
                          c/o The Herrick Co.
                          2295 Corporate Blvd NW,
                          Suite 2
                          Boca Raton, Florida  33431

Common                    Directors and officers as a        Nil                      Nil
                          group (1 person)

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

3.1              Articles of Incorporation*

3.2              By-Laws of Bepariko Biocom*

10.1             Power of Attorney of Tino Di Pana*

10.2 Exclusive Worldwide Licensing Agreement for the Right to use German Patent Number 43 22 445 *

10.3             Form of Series 1 Promissory Notes issued in April 2001

10.4 Form of Warrant Certificate issued in connection with receipt of proceeds from issuance of Series 1 Promissory Notes in April 2001

10.5 Form of Amendment Agreement to Series 1 Promissory Notes in April 2001

* Filed previously

FINANCIAL STATEMENTS

        Report of Independent Auditor, Kurt D. Saliger, C.P.A., dated February 12, 2002

        Balance sheet as of December 31, 2001, and December 31, 2000

        Statement of Operation for the years ended December 31, 2001 and December 31, 2000; and for the period April 2, 1997
        (inception) to December 31, 2001

        Statement of Changes in Stockholders' Equity

        Statement of Cash Flows for the years ended December 31, 2001, December 31, 2000; and for the period April 2, 1997
        (inception) to December 31, 2001

        Notes to Financial Statements

(b) REPORTS ON FORM 8-K

There were no current reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


          BEPARIKO BIOCOM
-----------------------------------------------------------------------
          (Registrant)

By:      /s/ "Stephen P. Harrington"
         --------------------------------------------------------------
          Stephen P. Harrington
          President and Director*

Date:    April 12, 2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ "Stephen P. Harrington"
         --------------------------------------------------------------
         Stephen P. Harrington
         President and Director (Principal executive, financial and accounting officer)

Date:    April 12, 2002

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Bepariko Biocom
Las Vegas, Nevada

         I have audited the accompanying balance sheets of Bepariko Biocom (a development stage company), as of December 31, 2001 and December 31, 2000 and the related statements of stockholders' equity for December 31, 2001 and December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2001 and December 31, 2000 and the period of April 2, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bepariko Biocom as of December 31, 2001 and December 31, 2000 and the related statements of stockholders' equity for December 31, 2001 and December 31, 2000 and statements of operations and cash flows for the two years ended December 31, 2001 and December 31, 2000 and the period April 2, 1997 (inception) to December 31, 2001 in conformity with generally accepted accounting principles.

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



Kurt D. Salinger C.P.A.
February 12, 2002



                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                 December 31, 2001     December 31, 2000

CURRENT ASSETS
         Cash                                                        $      47             $       0
         Accounts Receivable                                         $ 250,000             $       0
                                                                     ---------             ---------

         TOTAL CURRENT ASSETS                                        $ 250,047             $       0
                                                                     ---------             ---------

                  TOTAL ASSETS                                       $ 250,047             $       0
                                                                     =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                            $ 178,652             $   3,100
                                                                     ---------             ---------

         TOTAL CURRENT LIABILITES                                    $ 178,652             $   3,100

NOTES PAYABLE                                                        $ 318,000             $       0

STOCKHOLDERS' EQUITY
         Preferred Stock, $.001 par value authorized
         10,000,000 shares; issued and outstanding at
         Dec. 31, 2001  none                                         $       0             $       0

         Common Stock, $.001 par value authorized 100,000,000
         shares; issued and outstanding at
         Dec. 31, 2000 5,750,000 shares                                                    $   5,750
         Dec. 31, 2001 5,750,000 shares                              $   5,750

         Additional Paid In Capital                                  $  32,324             $  32,324

         Deficit Accumulated During Development Stage                ($284,679)            ($ 41,174)
                                                                     ---------             ---------

         TOTAL STOCKHOLDERS' EQUITY                                  ($246,605)            ($  3,100)
                                                                     ---------             ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 250,047             $       0
                                                                     =========             =========

         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                     April 2, 1997
                                         Year Ended            Year Ended           (inception) to
                                       Dec. 31, 2001          Dec. 31, 2000          Dec. 31, 2001

INCOME
Revenue                                $         0             $         0             $         0
                                       -----------             -----------             -----------

TOTAL INCOME                           $         0             $         0             $         0

EXPENSES

General, Selling
and Administrative                     $   225,770             $    21,600             $   266,794

Amortization                           $         0             $         0             $       150

Interest                               $    17,735             $         0             $    17,735
                                       -----------             -----------             -----------

TOTAL EXPENSES                         $   243,505             $    21,600             $   284,679
                                       -----------             -----------             -----------

NET PROFIT (LOSS)                      ($  243,505)            ($   21,600)            ($  284,679)
                                       ===========             ===========             ===========

NET PROFIT (LOSS)
PER SHARE                              ($   0.0423)            ($   0.0038)            ($   0.0495)
                                       ===========             ===========             ===========


AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING              5,750,000               5,750,000               5,750,000
                                       ===========             ===========             ===========


         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                December 31, 2001

                                                   Common Stock
                                                   ------------                                        (Deficit)
                                            Number                              Additional            Accumulated
                                              of                                 Paid In                 During
                                            Shares              Amount           Capital           Development Stage
                                            ------              ------           -------           -----------------
Balance,
December 31, 1998                           750,000                $750            $17,324              ($17,976)

Net Loss,
December 31, 1999                                                                                        ($1,598)
                                         ----------          ----------         ----------            ----------

Balance, Dec. 31, 1999                      750,000                $750            $17,324              ($19,574)

Issued for cash
January 21, 2000                          5,000,000              $5,000            $15,000                    $0


Net Loss,
December 31, 2000                                                                                       ($21,600)
                                         ----------          ----------         ----------            ----------

Balance,
December 31, 2000                         5,750,000              $5,750            $32,324              ($41,174)


Net Loss,
December 31, 2001                                                                                      ($243,505)
                                         ----------          ----------         ----------            ----------

Balance,
December 31, 2000                         5,750,000              $5,750            $32,324             ($284,679)
                                         ==========          ==========         ==========            ===========

         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                        April 2, 1997
                                                           Year Ended Dec.        Year Ended Dec.      (inception) to
                                                              31, 2001               31, 2000           Dec. 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                       ($243,505)            ($21,600)           ($284,679)

Adjustment to reconcile net loss to net cash provided by operating activities

Accounts Receivable                                              ($250,000)                   $0           ($250,000)

Accounts Payable                                                   $175,552                   $0             $171,352

Amortization                                                             $0                   $0                 $150
Officer Advances                                                         $0               $1,600               $7,300
Organization Costs                                                                                             ($150)
                                                                 ----------         -----------           -----------

Net cash used in operating activities                            ($317,953)            ($20,000)           ($356,027)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Notes Payable                                                $318,000                   $0             $318,000
Issue Common Stock                                                       $0              $20,000              $38,074
                                                                 ----------         ------------          -----------

Net increase (decrease) in cash                                         $47                   $0                  $47

Cash, Beginning of Period                                                $0                   $0                   $0
                                                                 ----------         ------------          -----------

Cash, End of Period                                                     $47                   $0                  $47
                                                                 ==========         ============          ===========

         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2001 and December 31, 2000

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

         Cash and equivalents
                  The Company maintains a cash balance in a non-interest bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents December 31, 2001 or as of December 31, 2000.

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


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2001 and December 31, 2000

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

         Loss Per Share
                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 2001 the Company had no dilutive common stock equivalents such as stock options.

         Year End
                  The Company has selected December 31st as its fiscal year end.

         Year 2000 Disclosure
                  The year 2000 issue had no effect on the Company.

NOTE 3 - INCOME TAXES

                  There is no provision for income taxes for the year ended December 31, 2001. The Company's total deferred tax asset as of December 31, 2001 is as follows:

                      Net operating loss carry forward             $284,679
                      Valuation allowance                          $284,679
                      Net deferred tax asset                             $0

                  The federal net operating loss carry forward will expire in 2017 to 2019.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2001 and December 31, 2000

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

NOTE 5 - GOING CONCERN

                  The Company's financial statements are prepared using general accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Director and officer of the Company and certain of the shareholders and noteholders of the Company have committed to advance funds to the Company as required for working capital needs.



                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2001 and December 31, 2000

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




EXHIBITS LIST

Exhibit No.     Description

3.1             Articles of Incorporation*

3.2             By-Laws of Bepariko Biocom*

10.1            Power of Attorney of Tino Di Pana*

10.2 Exclusive Worldwide Licensing Agreement for the Right to use German Patent Number 43 22 445 *

10.3            Form of Series 1 Promissory Note issued in April 2001

10.4 Form of Warrant Certificate issued in connection with receipt of proceeds from issuance of Series 1 Promissory Notes in April 2001

10.5            Form of Amendment Agreement to Series 1 Promissory Notes in
                April 2001

* Filed previously




