Form 10QSB/A
period 2001-06-30
BEPARIKO BIOCOM
filed 2002-06-06
CIK 1093818

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
           QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
                        1934 ACT REPORTING REQUIREMENTS


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

Kurt D. Saliger, C.P.A.
August 17, 2001

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                                 BALANCE SHEETS

                                     ASSETS


                                                                     June 30, 2001   June 30, 2000
                                                                     -------------   -------------
CURRENT ASSETS
         Cash                                                          $     526       $       0
         Accounts Receivable                                           $ 250,000       $       0
                                                                       ---------       ---------
         TOTAL CURRENT ASSETS                                          $ 250,526       $       0
                                                                       ---------       ---------
                                            TOTAL ASSETS               $ 250,526       $       0
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                              $  33,728       $   3,100
         Notes Payable                                                   155,000               0
                                                                       ---------       ---------
         TOTAL CURRENT LIABILITIES                                     $ 188,728       $   3,100

STOCKHOLDERS' EQUITY
         Preferred Stock, $.001 par value authorized
         10,000,000 shares; issued and outstanding at
         June 30, 2001 none                                            $       0       $       0

Common Stock, $.001 par value authorized 100,000,000 shares; issued and outstanding at June 30, 2000 5,750,000 shares, June 30,
         2001 5,750,000 shares
                                                                       $   5,750       $   5,750



Additional Paid In Capital
                                                                       $ 342,324       $  32,324

Deficit Accumulated During Development Stage
                                                                       ($286,276)      ($ 41,174)
                                                                       ---------       ---------
TOTAL STOCKHOLDERS' EQUITY
                                                                       $  61,798       ($  3,100)
                                                                       ---------       ---------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 250,526       $       0
                                                                       =========       =========


                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF OPERATIONS



                                                                            April 2, 1997
                                            Six Months       Six Months    (inception) to
                                          Ended June 30,   Ended June 30,      June 30,
                                              2001             2000             2001
                                          --------------   --------------  --------------
INCOME
Revenue                                    $         0      $         0      $         0
                                           -----------      -----------      -----------
TOTAL INCOME                               $         0      $         0      $         0


EXPENSES

General, Selling and Administrative        $    90,102      $    17,100      $   131,126

Amortization                               $         0      $         0      $       150
Interest expense                               155,000                0          155,000
                                           -----------      -----------      -----------

TOTAL EXPENSES                             $   245,102      $    17,100      $   286,276
                                           -----------      -----------      -----------
NET PROFIT (LOSS)                          ($  245,102)     ($   17,100)     ($  286,276)
                                           ===========      ===========      ===========

NET PROFIT (LOSS)
PER SHARE                                  ($   0.0426)     ($   0.0030)     ($   0.0498)
                                           ===========      ===========      ===========

AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                  5,750,000        5,750,000        5,750,000
                                           ===========      ===========      ===========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF OPERATIONS


                                                                            April 2, 1997
                                           Three Months      Three Months   (inception) to
                                          Ended June 30,    Ended June 30,     June 30,
                                              2001              2000             2001
                                          --------------    --------------  --------------
INCOME
Revenue                                    $         0       $         0      $         0
                                           -----------       -----------      -----------
TOTAL INCOME                               $         0       $         0      $         0


EXPENSES

General, Selling and Administrative
                                           $    88,456       $         0      $   131,126

Amortization                               $         0       $         0      $       150

Interest                                   $   155,000       $         0      $   155,000
                                           -----------       -----------      -----------

TOTAL EXPENSES                             $   243,456       $         0      $   286,276
                                           -----------       -----------      -----------
NET PROFIT (LOSS)                          ($  243,456)      $         0      ($  286,276)
                                           ===========       ===========      ===========

NET PROFIT (LOSS)
PER SHARE                                  ($   0.0423)      $    0.0000      ($   0.0498)
                                           ===========       ===========      ===========

AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING                                  5,750,000         5,750,000        5,750,000
                                           ===========       ===========      ===========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 June 30, 2001


                                             Common Stock
                                  ---------------------------------   (Deficit)
                                                                     Accumulated
                                                         Additional    During
                                  Number of                 Paid     Development
                                    Shares      Amount   In Capital     Stage
                                  ---------   ---------   ---------   ---------
Balance, December 31, 1998          750,000   $     750   $  17,324   $ (17,976)

Net Loss,
December 31, 1999                         `           `           `   $  (1,598)
                                  ---------   ---------   ---------   ---------
Balance, December 31, 1999          750,000   $     750   $  17,324   $ (19,574)

Issued for Cash
January 21, 2000                  5,000,000   $   5,000   $  15,000   $       0

Net Loss,
December 31, 2000                         `           `           `   $ (21,600)
                                  ---------   ---------   ---------   ---------
Balance, December 31, 2000        5,750,000   $   5,750   $  32,324   $ (41,174)

Beneficial Conversion Discount            0           0     310,000           0

Net Loss,
June 30, 2001                             `           `           `   $(245,102)
                                  ---------   ---------   ---------   ---------
Balance, June 30, 2001            5,750,000   $   5,750   $ 342,324   $(286,276)
                                  =========   =========   =========   =========


                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF CASH FLOWS


                                                                                   April 2, 1997
                                               Six Months      Six Months          (inception) to
                                             Ended June 30,   Ended June 30,           June 30,
                                                 2001              2000                 2001
                                               ---------      --------------       --------------
CASH FLOWS FROM FROM OPERATING ACTIVITIES

Net (Loss)                                     $(245,102)       $ (17,100)            $(286,276)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization of discount                       $ 155,000        $       0             $ 155,000
Amortization                                   $       0        $       0             $     150
Officer Advances                               $       0        $       0             $   7,300
Accounts Receivable                            $       0        $       0             $       0
Accounts Payable                               $  30,628        $       0             $  26,428
Organization Costs                                                                    $    (150)
                                               ---------        ---------             ---------

Net cash used in operating activities          $ (59,474)       $ (17,100)            $ (97,548)
                                               ---------        ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Advances                                       $(250,000)       $       0             $(250,000)
                                               ---------        ---------             ---------

CASH FLOWS FROM FROM FINANCING ACTIVITIES
Issue Common Stock                             $       0        $  20,000             $  38,074
Issuance of convertible debt and warrants      $ 310,000        $       0             $ 310,000
                                               ---------        ---------             ---------
Net cash provied by financing activities       $ 310,000        $  20,000             $ 348,074
                                               ---------        ---------             ---------
Net increase (decrease) in cash                $     526        $   2,900             $     526

Cash, Beginning of Period
                                               $       0        $       0             $       0
                                               ---------        ---------             ---------
Cash, End
of Period                                      $     526        $   2,900             $     526
                                               =========        =========             =========



                See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                        ( A Development Stage Company )
                            STATEMENT OF CASH FLOWS



                                              Three Months      Three Months          April 2, 1997
                                             Ended June 30,    Ended June 30,    (inception) to June 30,
                                                  2001              2000                  2001
                                             --------------    --------------    -----------------------
CASH FLOWS FROM FROM OPERATING ACTIVITIES

Net (Loss)                                     $(243,456)        $ (17,100)              $(286,276)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization                                   $       0         $       0               $     150
Officer Advances                               $       0         $       0               $   7,300
Accounts Receivable                            $       0         $       0               $       0
Accounts Payable                               $  26,428         $       0               $  26,428
Organization Costs                             $       0         $       0               $    (150)
Amortization of Notes
  Payable Discount                             $ 155,000         $       0               $ 155,000
                                               ---------         ---------               ---------
Net cash used in operating activities          $ (62,028)        $ (17,100)              $ (97,548)
                                               ---------         ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Advances                                       $(250,000)        $       0               $(250,000)
                                               ---------         ---------               ---------

CASH FLOWS FROM FROM FINANCING ACTIVITIES
Issue Common Stock                             $       0         $  20,000               $  38,074
Issuance of convertible debt and warrants      $ 310,000         $       0               $ 310,000
                                               ---------         ---------               ---------
Net cash provied by financing activities       $ 310,000         $  20,000               $ 348,074
                                               ---------         ---------               ---------
Net increase
(decrease) in cash                             $  (2,028)        $   2,900               $     526

Cash, Beginning of Period
                                               $   2,554         $       0               $       0
                                               ---------         ---------               ---------
Cash, End
of Period                                      $     526         $   2,900               $     526
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

NOTE 10 - NOTES PAYABLE


         In April 2001, the Company entered into financing arrangements for an aggregate of $310,000 with unrelated parties (the "Lenders") and issued Series 1 Promissory Notes (the "Series 1 Promissory Notes") to evidence such borrowings. The Series 1 Promissory Notes bear interest at a rate of 10% per annum calculated annually. The Series 1 Promissory Notes are due and payable on or before the date (the "Due Date") which is the earlier of (i) September 1, 2001, and (ii) the date that the Company completes the acquisition of all the GGC shares. In addition, the Company granted to the Lenders, warrants to purchase an aggregate of 155,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The Series 1 Promissory Notes carry a right of set-off, which provides that the Lenders may set-off the principal amount of the Series 1 Promissory Notes against a subscription for shares of the Company's Common Stock at an issue price of $2.50.

         Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments the Company has allocated the proceeds from issuance of the convertible Series 1 Promissory Notes and warrants based on a fair value basis of each item. Consequently, the convertible Series 1 Promissory Notes were recorded at a discount. An additional beneficial conversion discount was recorded since the Series 1 Promissory Notes were convertible into common shares of stock at a rate of $2.50 per share while the prevailing common stock share price was $5.00. Under EITF 00-27 the note discounts are being amortized over the four month period from the date of issuance to the stated redemption date of the notes which is September 1, 2001. During the second quarter of 2001 the Company recognized $155,000 of interest expense.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        June 30, 2001 and June 30, 2000


NOTE 11 - CORRECTION OF AN ERROR

The original financial statements issued for these periods have been corrected to conform them to generally accepted accounting principles.

The corrections involve applying Emerging Issues Task Force ("EITF") 00-27:
Application of Issue No. 98-5 to Certain Convertible Instruments and the Company has now allocated the proceeds from issuance of the convertible Series 1 Promissory Notes and warrants based on a fair value basis of each item. Consequently, the convertible Series 1 Promissory Notes have been recorded at a discount. An additional beneficial conversion discount has been recorded since the Series 1 Promissory Notes were convertible into common shares of stock at a rate of $2.50 per share while the prevailing common stock share price was $5.00. Under EITF 00-27 the note discounts amounting to $310,000 now have been amortized over the four-month period from the date of issuance to the stated redemption date of the notes which is September 1, 2001.

The Company has also reclassified certain items on its statements of cash flows to conform with the presentation required by Statement of Financial Accounting Standard No. 95, Statement of Cash Flows.

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             BEPARIKO BIOCOM

                                             (Company)


Date:    June 6, 2002                        By: /s/  Cecile Coady
                                                 -------------------------------
                                                 Cecile Coady
                                                 President