Form 10QSB/A
period 2001-09-30
BEPARIKO BIOCOM
filed 2002-06-06
CIK 1093818

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

Kurt D. Saliger, C.P.A.
November 17, 2001

                                 BEPARIKO BIOCOM
                         ( A Development Stage Company )
                                 BALANCE SHEETS


                                     ASSETS

                                                                     September 30,  September 30,
                                                                          2001          2000
CURRENT ASSETS
               Cash                                                     $       0    $       0
               Accounts Receivable                                      $ 250,000    $       0
                                                                        ---------    ---------
               TOTAL CURRENT ASSETS                                     $ 250,000    $   3,500
                                                                        ---------    ---------
                         TOTAL ASSETS                                   $ 250,000    $   3,500
                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
               Accounts Payable                                         $ 166,281    $   3,100
               Notes payable                                              310,000            0
                                                                        ---------    ---------
               TOTAL CURRENT LIABILITIES                                $ 476,281    $   3,100

STOCKHOLDERS' EQUITY
               Preferred Stock, $.001 par value authorized 10,000,000
               shares; issued and outstanding at Sept. 30, 2001
               none
                                                                        $       0    $       0

               Common Stock, $.001 par value authorized 100,000,000
               shares; issued and outstanding at
               Sept. 30, 2000 5,750,000 shares
               Sept. 30, 2001 5,750,000 shares                          $   5,750    $   5,750

               Additional Paid In Capital                               $ 342,324    $  32,324

               Deficit Accumulated During Development Stage            ($ 574,355)  ($  37,674)
                                                                        ---------    ---------


               TOTAL STOCKHOLDERS' EQUITY                              ($ 226,281)   $     400
                                                                        ---------    ---------

                         TOTAL LIABILITIES AND
                           STOCKHOLDERS' EQUITY                         $ 250,000    $   3,500
                                                                        =========    =========

                 See accompanying notes to financial statements.

                                BEPARIKO BIOCOM
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                          April 2, 1997
                                        Nine Months       Nine Months       (inception)
                                      Ended Sept. 30,   Ended Sept. 30,    to Sept. 30,
                                            2001              2000             2001
INCOME
Revenue                                 $         0       $         0       $         0
                                       ------------      ------------      ------------
TOTAL INCOME                            $         0       $         0       $         0


EXPENSES

General, Selling and Administrative     $   223,181       $    18,100       $   264,205

Amortization                            $         0       $         0       $       150

Interest expense                        $   310,000       $         0       $   310,000
                                       ------------      ------------      ------------

TOTAL EXPENSES                          $   533,181       $    18,100       $   574,355
                                       ------------      ------------      ------------
NET PROFIT (LOSS)                      ($   533,181)     ($    18,100)     ($   574,355)
                                       ============      ============      ============

NET PROFIT (LOSS)
PER SHARE                              ($    0.0927)     ($    0.0031)     ($    0.1000)
                                       ============      ============      ============


AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                               5,750,000         5,750,000         5,750,000
                                       ============      ============      ============


                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                           April 2, 1997
                                         Three Months      Three Months     (inception)
                                          Ended Sept.       Ended Sept.     to Sept. 30,
                                           30, 2001          30, 2000          2001
INCOME
Revenue                                  $         0       $         0       $         0
                                         -----------       -----------       -----------
TOTAL INCOME                             $         0       $         0       $         0


EXPENSES

General, Selling and Administrative      $   133,079       $     1,000       $   264,205

Amortization                             $         0       $         0       $       150

Interest expense                         $   155,000       $         0       $   310,000
                                         -----------       -----------       -----------

TOTAL EXPENSES                           $   288,079       $     1,000       $   574,355
                                         -----------       -----------       -----------
NET PROFIT (LOSS)                       ($   288,079)     ($     1,000)     ($   574,355)
                                         ===========       ===========       ===========

NET PROFIT (LOSS)
PER SHARE                               ($    0.0501)     ($    0.0002)     ($    0.1000)
                                         ===========       ===========       ===========

AVERAGE NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING                                5,750,000         5,750,000         5,750,000
                                         ===========       ===========       ===========


                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2001


                                          Common Stock                               (Deficit)
                                -----------------------------                        Accumulated
                                                                   Additional          During
                                 Number of                          Paid In          Development
                                  Shares            Amount          Capital             Stage
                                ----------------------------------------------------------------
Balance, December 31, 1998          750,000       $       750      $    17,324       ($   17,976)

Net Loss,
December 31, 1999                                                                    ($    1,598)
                                -----------       -----------      -----------       -----------
Balance, December 31, 1999          750,000       $       750      $    17,324       ($   19,574)

Issued for Cash
January 21, 2000                  5,000,000       $     5,000      $    15,000        $        0

Net Loss,
December 31, 2000                                                                    ($   21,600)
                                -----------       -----------      -----------       -----------
Balance, December 31, 2000        5,750,000       $     5,750      $    32,324       ($   41,174)

Beneficial Conversion Discount            0       $         0      $   310,000        $        0

Net Loss,
Sept. 30, 2001                                                                       ($  533,181)
                                -----------       -----------      -----------       -----------
Balance, Sept. 30, 2001           5,750,000       $     5,750      $   342,324       ($  574,355)
                                ================================================================


                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                  April 2, 1997
                                                 Nine Months      Nine Months      (inception)
                                                Ended Sept. 30,  Ended Sept. 30,  to Sept. 30,
                                                    2001             2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                       ($ 533,181)     ($  18,100)     ($ 574,355)

Adjustment to reconcile net loss to net cash provided by operating activities

Amortization of discount                          $ 310,000       $       0       $ 310,000
Amortization                                      $       0       $       0       $     150
Officer Advances                                  $       0       $   1,600       $   7,300
Accounts Receivable                               $       0       $       0       $       0
Accounts Payable                                  $ 163,181       $       0       $ 158,981
Organization Costs                                                               ($     150)
                                                  ---------       ---------       ---------
Net cash used in operating activities            ($  60,000)     ($  16,500)     ($  98,074)
                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Advances                                         ($ 250,000)      $       0      ($ 250,000)
                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issue Common Stock                                $       0       $  20,000       $  38,074
Issuance of convertible debt and warrants         $ 310,000       $       0       $ 310,000
                                                  ---------       ---------       ---------
Net cash provided by financing activities         $ 310,000       $  20,000       $ 348,074
                                                  ---------       ---------       ---------
Net increase (decrease) in cash                   $       0       $   3,500       $       0

Cash, Beginning of Period                         $       0       $       0       $       0
                                                  ---------       ---------       ---------
Cash, End
of Period                                         $       0       $   3,500       $       0
                                                  =========       =========       =========

                 See accompanying notes to financial statements.

                                 BEPARIKO BIOCOM
                         (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                  April 2, 1997
                                                Three Months     Three Months      (inception)
                                               Ended Sept. 30,   Ended Sept. 30,  to Sept. 30,
                                                    2001              2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                       ($   288,079)   ($     1,000)   ($   574,355)

Adjustment to reconcile net loss to net cash provided by operating activities


Amortization                                      $         0     $         0     $       150
Officer Advances                                  $         0     $         0     $     7,300
Accounts Receivable                               $         0     $         0     $         0
Accounts Payable                                  $   132,553     $         0     $   158,981
Organization Costs                                $         0     $         0    ($       150)
Amortization of discount                          $   155,000     $         0     $   310,000
                                                  -----------     -----------     -----------
Net cash used in operating activities            ($       526)   ($     1,000)   ($    98,074)
                                                  -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Advances                                          $         0     $         0    ($   250,000)
                                                  -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issue Common Stock                                $         0     $         0     $    38,074
Issuance of convertible debt and warrants         $         0     $         0     $   310,000
                                                  -----------     -----------     -----------
Net cash provided by financing activities         $         0     $         0     $   348,074
                                                  -----------     -----------     -----------
Net increase (decrease) in cash                  ($       526)   ($     1,000)    $         0

Cash, Beginning of Period                         $       526     $     4,500     $         0
                                                  -----------     -----------     -----------
Cash, End
of Period                                         $         0     $     3,500     $         0
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

Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments the Company has allocated the proceeds from issuance of the convertible Series 1 Promissory Notes and warrants based on a fair value basis of each item. Consequently, the convertible Series 1 Promissory Notes were recorded at a discount. An additional beneficial conversion discount was recorded since the Series 1 Promissory Notes were convertible into common shares of stock at a rate of $2.50 per share while the prevailing common stock share price was $5.00. Under EITF 00-27 the note discounts are being amortized over the four month period from the date of issuance to the stated redemption date of the notes which is September 1, 2001. During the third quarter of 2001 the Company recognized $155,000 of interest expense.

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



                                                   BEPARIKO BIOCOM
                                                   (Company)


Date:    June 6, 2002                         By: /s/  "Cecile Coady"
                                                       -------------------------
                                                             Cecile Coady
                                                             President