Form 10KSB/A
period 2001-12-31
BEPARIKO BIOCOM
filed 2002-06-07
CIK 1093818

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB/A



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


          BEPARIKO BIOCOM
-----------------------------------------------------------------------
          (Registrant)


By:      /s/ "Cecile T. Coady"
         --------------------------------------------------------------
          Cecile T. Coady
          President and Director

Date:    June 7, 2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ "Cecile T. Coady"
         --------------------------------------------------------------
         Cecile T. Coady
         President and Director (Principal executive, financial and accounting officer)

Date:    June 7, 2002

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



Kurt D. Salinger C.P.A.
February 12, 2002



                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                                 December 31, 2001     December 31, 2000

CURRENT ASSETS
         Cash                                                        $      47             $       0
         Accounts Receivable                                         $ 250,000             $       0
                                                                     ---------             ---------

         TOTAL CURRENT ASSETS                                        $ 250,047             $       0
                                                                     ---------             ---------

                  TOTAL ASSETS                                       $ 250,047             $       0
                                                                     =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                            $ 178,652             $   3,100
         Notes Payable                                               $ 318,000             $       0
                                                                     ---------             ---------

         TOTAL CURRENT LIABILITIES                                   $ 496,652             $   3,100



STOCKHOLDERS' EQUITY
         Preferred Stock, $.001 par value authorized
         10,000,000 shares; issued and outstanding at
         Dec. 31, 2001  none                                         $       0             $       0

         Common Stock, $.001 par value authorized 100,000,000
         shares; issued and outstanding at
         Dec. 31, 2000 5,750,000 shares                                                    $   5,750
         Dec. 31, 2001 5,750,000 shares                              $   5,750

         Additional Paid In Capital                                  $ 342,324             $  32,324

         Deficit Accumulated During Development Stage                ($594,679)            ($ 41,174)
                                                                     ---------             ---------

         TOTAL STOCKHOLDERS' EQUITY                                  ($246,605)            ($  3,100)
                                                                     ---------             ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 250,047             $       0
                                                                     =========             =========


         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                     April 2, 1997
                                         Year Ended            Year Ended           (inception) to
                                       Dec. 31, 2001          Dec. 31, 2000          Dec. 31, 2001

INCOME
Revenue                                $         0             $         0             $         0
                                       -----------             -----------             -----------

TOTAL INCOME                           $         0             $         0             $         0

EXPENSES

General, Selling
and Administrative                     $   225,770             $    21,600             $   266,794

Amortization                           $         0             $         0             $       150

Interest expense                       $   327,735             $         0             $   327,735
                                       -----------             -----------             -----------

TOTAL EXPENSES                         $   553,505             $    21,600             $   594,679
                                       -----------             -----------             -----------

NET PROFIT (LOSS)                      ($  553,505)            ($   21,600)            ($  594,679)
                                       ===========             ===========             ===========

NET PROFIT (LOSS)
PER SHARE                              ($   0.0963)            ($   0.0038)            ($   0.1034)
                                       ===========             ===========             ===========


AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING              5,750,000               5,750,000               5,750,000
                                       ===========             ===========             ===========


         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                December 31, 2001


                                                   Common Stock
                                                   ------------                                        (Deficit)
                                            Number                              Additional            Accumulated
                                              of                                 Paid In                 During
                                            Shares              Amount           Capital           Development Stage
                                            ------              ------           -------           -----------------
Balance,
December 31, 1998                           750,000                $750            $17,324              ($17,976)

Net Loss,
December 31, 1999                                                                                        ($1,598)
                                         ----------          ----------         ----------            ----------

Balance, Dec. 31, 1999                      750,000                $750            $17,324              ($19,574)

Issued for cash
January 21, 2000                          5,000,000              $5,000            $15,000                    $0


Net Loss,
December 31, 2000                                                                                       ($21,600)
                                         ----------          ----------         ----------            ----------

Balance,
December 31, 2000                         5,750,000              $5,750            $32,324              ($41,174)

Beneficial conversion discount                                                    $310,000

Net Loss,
December 31, 2001                                                                                      ($553,505)
                                         ----------          ----------         ----------            ----------

Balance,
December 31, 2001                         5,750,000              $5,750           $342,324              ($594,679)
                                         ==========          ==========         ==========            ===========


         See accompanying notes to financial statements.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                                        April 2, 1997
                                                           Year Ended Dec.        Year Ended Dec.      (inception) to
                                                              31, 2001               31, 2000           Dec. 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                       ($553,505)            ($21,600)            ($594,679)

Adjustment to reconcile net loss to net cash provided by operating activities

Accounts Receivable                                                      $0                  $0                    $0

Accounts Payable                                                   $175,552                  $0              $171,352

Amortization                                                             $0                  $0                  $150
Officer Advances                                                         $0              $1,600                $7,300
Organization Costs                                                                                              ($150)
Amortization of Discounts                                          $310,000                                  $310,000
                                                                 ----------         -----------           -----------

Net cash used in operating activities                              ($67,953)            ($20,000)           ($106,027)
                                                                 ----------         ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Advances                                                          ($250,000)                  $0            ($250,000)
                                                                 ----------         ------------          -----------
CASH FLOWS FROM
FINANCING ACTIVITIES
Issue Notes Payable                                                $318,000                   $0             $318,000
Issue Common Stock                                                       $0              $20,000              $38,074
                                                                 ----------         ------------          -----------
Net cash provided by financing activities                          $318,000              $20,000             $356,074
                                                                 ----------         ------------          -----------
Net increase (decrease) in cash                                         $47                   $0                  $47

Cash, Beginning of Period                                                $0                   $0                   $0
                                                                 ----------         ------------          -----------

Cash, End of Period                                                     $47                   $0                  $47
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


NOTE 9 - NOTES PAYABLE

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

Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments the Company has allocated the proceeds from issuance of the convertible Series 1 Promissory Notes and warrants based on a fair value basis of each item. Consequently, the convertible Series 1 Promissory Notes were recorded at a discount. An additional beneficial conversion discount was recorded since the Series 1 Promissory Notes were convertible into common shares of stock at a rate of $2.50 per share while the prevailing common stock share price was $5.00. Under EITF 00-27 the note discounts amounting to $310,000 were amortized over the four month period from the date of issuance to the stated redemption date of the notes which is September 1, 2001.


                                 BEPARIKO BIOCOM
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 31, 2001 and December 31, 2000

NOTE 10 - CORRECTION OF AN ERROR

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


NOTE 11 - SUBSEQUENT EVENT - UNAUDITED

On January 2, 2002 the Company announced that it had executed a letter of intent to acquire First Responder Group, Inc. On April 19, 2002 the letter of intent was recinded.



