Form 10QSB
period 2002-03-31
BEPARIKO BIOCOM
filed 2002-06-11
CIK 1093818

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ending March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission File No. 000-27339

                                BEPARIKO BIOCOM
                        -------------------------------
                        (Name of Small Business Issuer)

             Nevada                                        88-0426887
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


     One Belmont Avenue, Suite 417
            Bala Cynwyd, PA                                   19004
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (610) 660-5906
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

There were 5,750,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at June 10, 2002.

                                BEPARIKO BIOCOM

                                     INDEX


                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Balance Sheets as of March 31, 2002 (unaudited) and December 31,
                  2001 (audited)..............................................................      1

                  Condensed Statements of Operations (unaudited)..............................      2

                  Condensed Statements of Stockholders' Deficit (unaudited)...................      3

                  Condensed Statements of Cash Flows (unaudited)..............................      4

                  Notes to Condensed Financial Statements.....................................      5

         Item 2.  Management's Discussion and Analysis or Plan of Operations..................     10

Part II. Other Information

         Item 3.  Defaults Upon Senior Securities.............................................     12

         Item 6.  Exhibits and Reports on Form 8-K............................................     12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                             Condensed Balance Sheet


                                     ASSETS
                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                        -----------     ------------
                                                                                        (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                                             $     503        $      47
                                                                                         ---------        ---------

                    Total Current Assets                                                       503               47
                                                                                         ---------        ---------

Long-term note receivable (net of allowance for uncollectibility
  of $100,000)                                                                             150,000          250,000
                                                                                         ---------        ---------

                                                                                         $ 150,503        $ 250,047
                                                                                         =========        =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                      $ 160,918        $ 178,652

   Accrued expenses                                                                         33,523             --
   Notes Payable                                                                           320,000          318,000
                                                                                         ---------        ---------

                    Total Current Liabilities                                              514,441          496,652
                                                                                         ---------        ---------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock, $.001 par value authorized 10,000,000 shares; none issued
   and outstanding as of March 31, 2002 and December 31, 2001                                 --               --


   Common stock, $.001 par value authorized 100,000,000 shares; 5,750,000
     shares, issued and outstanding at December 31, 2001 and March 31, 2002                  5,750            5,750
   Additional paid in capital                                                              342,324          342,324
   Deficit accumulated during development stage                                           (712,012)        (594,679)
                                                                                         ---------        ---------

                  Total Stockholders' Deficit                                             (363,938)        (246,605)
                                                                                         ---------        ---------

                                                                                         $ 150,503        $ 250,047
                                                                                         =========        =========


                  See notes to condensed financial statements.

                                BEPARIKO BIOCOM
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                                    April 2, 1997
                                                 Three Months Ended March 31,      (Inception) to
                                                 ----------------------------         March 31,
                                                    2002              2001              2002
                                                 -----------       -----------       -----------
Revenues                                         $      --         $      --         $      --
                                                 -----------       -----------       -----------

Operating Expenses
   General, selling and administrative                 6,120             1,646           272,914
   Amortization                                         --                --                 150
   Bad debt expense                                  100,000              --             100,000
                                                 -----------       -----------       -----------

                   Total Operating Expenses          106,120             1,646           373,064
                                                 -----------       -----------       -----------

Loss From Operations                                (106,120)           (1,646)         (373,064)

Interest Expense                                      11,213              --             338,948
                                                 -----------       -----------       -----------

Net Loss to Common Stockholders                  $  (117,333)      $    (1,646)      $  (712,012)
                                                 ===========       ===========       ===========

Basic and Diluted Loss per Common Share          $     (0.02)      $      --
                                                 ===========       ===========

Basic and Diluted Weighted Average Common
 Shares Outstanding                                5,750,000         5,750,000
                                                 ===========       ===========


                  See notes to condensed financial statements.

                                BEPARIKO BIOCOM
                          (A Development Stage Entity)
                       Statement of Stockholders' Deficit
                                  (Unaudited)


                                                                                  Deficit
                                                                                Accumulated
                                          Common Stock           Additional     During the
                                    ------------------------       Paid-In      Development
                                     Shares         Amount         Capital         Stage           Total
                                    ---------      ---------      ---------      ---------       ---------
Balance at December 31, 1998          750,000      $     750      $  17,324      $ (17,976)      $      98

Net Loss                                 --             --             --           (1,598)         (1,598)
                                    ---------      ---------      ---------      ---------       ---------

Balance at December 31, 1999          750,000            750         17,324        (19,574)         (1,500)

Common stock issued for cash,
  January 21, 2000                  5,000,000          5,000         15,000           --            20,000

Net Loss                                 --             --             --          (21,600)        (21,600)
                                    ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2000        5,750,000          5,750         32,324        (41,174)         (3,100)

Beneficial conversion discount
  and warrants to purchase
  155,000 shares of common
  stock at $2.50 issued in
  connection with the
  convertible notes payable                                         310,000                        310,000

Net Loss                                 --             --             --         (553,505)       (553,505)
                                    ---------      ---------      ---------      ---------       ---------

Balance at December 31, 2001        5,750,000          5,750        342,324       (594,679)       (246,605)

Net Loss                                 --             --             --         (117,333)       (117,333)
                                    ---------      ---------      ---------      ---------       ---------

Balance at March 31, 2002           5,750,000      $   5,750      $ 342,324      $(712,012)      $(363,938)
                                    =========      =========      =========      =========       =========



                  See notes to condensed financial statements.

                                BEPARIKO BIOCOM
                          (A Development Stage Entity)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                        April 2, 1997
                                                       Three Months Ended March 31,    (Inception) to
                                                       ----------------------------       March 31,
                                                         2002               2001            2002
                                                       ---------          ---------       ---------
Cash Flows from Operating Activities
    Net loss                                           $(117,333)         $  (1,646)      $(712,012)
    Adjustments to reconcile net loss to
      net cash used in operating activities
       Amortization                                         --                 --               150
       Organization costs                                   --                 --              (150)
       Bad debts                                         100,000               --           100,000
       Amortization of note payable discount                --                 --           310,000
    Changes in assets and liabilities
       Accounts payable and accrued expenses              15,789               --           187,141
       Officer advances                                     --                4,200           7,300
                                                       ---------          ---------       ---------

Net Cash Provided by (Used in) Operating Activities       (1,544)             2,554        (107,571)

Cash Flows from Investing Activities
    Note Receivable                                         --                 --          (250,000)

Cash Flows from Financing Activities
    Issue common stock                                      --                 --            38,074
    Proceeds from loans                                    2,000               --           320,000
                                                       ---------          ---------       ---------

Net Cash Provided by Financing Activities                  2,000               --           358,074
                                                       ---------          ---------       ---------

Net Increase in Cash and Cash Equivalents                    456              2,554             503

Cash and Cash Equivalents, Beginning of Period                47               --              --
                                                       ---------          ---------       ---------

Cash and Cash Equivalents, End of Period               $     503          $   2,554       $     503
                                                       =========          =========       =========


                  See notes to condensed financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations - Change of Management
-------------------------------------------

Bepariko Biocom (the "Company") holds worldwide patent rights for electronic multiple fingerprint recognition procedures and systems. The Company currently has not generated revenue from this patent.

On November 19, 2001, the Company experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed. The Company's new management began to implement a new business plan and completed a series of material transactions in April 2002. In April 2002, the Company became engaged in the business of acquiring, exploring and developing domestic natural gas and oil properties.


NOTE 3 - INCOME TAXES

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for all deferred assets (net of liabilities).

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 4 - NOTE RECEIVABLE

In April 2001, the Company entered into a financing arrangement with Global Genomics Capital, Inc. ("GGC"), whereby the Company advanced $250,000 to GGC and GGC issued Convertible Promissory Notes in the principal amount of $250,000 (the "GGC Notes") to the Company. The GGC Notes bear interest at a rate of 10% per annum calculated annually, and provide that the principal amount and accrued interest will be due and payable on demand, by the Company, if the Company completes the acquisition of the GGC Shares. In the event that the Acquisition Agreement is terminated for any reason other than the default of GGC, then GGC will have the option, upon giving notice to the Company, to convert the principal amount of the GGC Notes, and all accrued interest, into shares of Common Stock of GGC at a conversion rate of $2.50 per share. If the Acquisition Agreement is terminated as a result of default by GGC or its shareholders, the principal amount of the GGC Notes and all accrued interest will be due and payable on August 31, 2001.

The GGC Notes matured on August 31, 2001, and as of June 1, 2002 have not yet been repaid to the Company. The Company and GGC have been in discussions with respect to the extension of the GGC Notes. In 2002, the Company and GGC entered into an agreement whereby the Company extended the date for the repayment of the GGC Notes and agreed to a repayment or conversion of the GGC Notes into shares of GGC common stock in connection with the proposed merger of GGC with a third entity.

As of March 31, 2002, the Company has recorded a $100,000 reserve for the uncollectibility of the note.


NOTE 5 - NOTES PAYABLE

                                                       March 31,    December 31,
                                                         2002           2001
                                                     -----------    ------------
                                                     (Unaudited)     (Audited)

     10% Convertible promissory notes                  $310,000       $310,000
     Other                                               10,000          8,000
                                                       --------       --------

                                                       $320,000       $318,000
                                                       ========       ========


10% Convertible Promissory Notes
--------------------------------

In April 2001 and as amended April 10, 2002, the Company issued $310,000 convertible promissory notes with interest payable at 10% per annum. The notes plus accrued interest are due upon the earlier of April 10, 2003 or the receipt of fund or financing from any source. The convertible promissory notes are convertible at anytime by the noteholders into shares of the Company's common stock at a conversion rate of $2.50 per share. The Company also issued to the lenders immediately exercisable warrants to purchase 155,000 shares of the Company's common stock in connection with the issuance of the convertible promissory notes. The warrants have an exercise price of $2.50 per share and expire in April 2004.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 6 - STOCK WARRANTS

The Company had outstanding the following warrants to purchase shares of its common stock:

                                            March 31, 2002                               December 31, 2001
                                 -------------------------------------        -------------------------------------
                                              (Unaudited)                                    (Audited)

                                    Number of           Exercise Price           Number of           Exercise Price
Description of Series            Warrants issued          Per Share           Warrants issued           Per Share
---------------------            ---------------        --------------        ---------------        --------------
Common Stock                         155,000                $2.50                 155,000                 $2.50



NOTE 7 - NET LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued and if the additional shares of common stock were dilutive. At March 31, 2002 and 2001, the Company had 155,000 and 0, respectively, potentially dilutive shares.


NOTE 8 - CONCENTRATIONS

The Company currently has one patented product. Lack of product development or customer interest could have a materially adverse effect on the Company. Further, significant changes in technology could lead to new products or services that compete with the product to be offered by the Company. These changes could materially affect the price of the Company's products or render them obsolete.


NOTE 9 - SUPPLEMENTARY CASH FLOW DISCLOSURES

Cash paid during the period for interest and income taxes was as follows:

                                      March 31
                                -------------------
                                  2002        2001
                                --------     ------

     Interest paid              $   --       $ --
                                ========     ======

     Income taxes paid          $   --       $ --
                                ========     ======

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 10 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE

The new management of the Company has provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In subsequent periods in accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company will record as expense an amount representing the value of these services provided. An offsetting entry will be recorded to paid-in capital.


NOTE 11 - LIQUIDITY

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company does not have an established source of revenue, but does have significant debt obligations to repay in future years. Additionally, the Company will need significant funds to acquire additional properties, to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests. Therefore the Company will need to raise money from private placement offerings of its debt and equity securities to generate positive cash flow and provide liquidity.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties.


NOTE 12 - RECLASSIFICATIONS

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform with the financial statement presentation used in the current period. These reclassifications had no effect on the reported net loss.


NOTE 13 - SUBSEQUENT EVENTS

Acquisition of Interest
-----------------------

On April 26, 2002, the Company acquired an approximate 6.25% gross working interest (a 4.6% net revenue interest) in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas (collectively, the "Prospects"), for a purchase price of $350,000. The Company acquired these assets through an assignment from Vitel Ventures Corporation ("Vitel"). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. ("Touchstone") in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon assignment of these rights to the Company, Vitel immediately exercised the rights on behalf of the Company and Touchstone transferred the gross working interest in the Prospects to the Company.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 13 - SUBSEQUENT EVENTS (Continued)

In connection with this acquisition, the Company also acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Partnership") for a purchase price of $400,000. The Partnership owns an approximate 75% working interest in the Prospects. Touchstone Resources Ventures, LLC, the General Partner of the Partnership, is responsible for oversight and coordination of the development and management of the Prospects in conjunction with Touchstone Resources, USA, the operator of the Prospects.


Private Placements
------------------

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the assets of the Company. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into common stock of the Company. Gemini was issued a warrant to purchase 150,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock. The conversion price of the note and exercise price of the warrant initially is $2.00 subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini.

Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, the Company is subject to a monthly penalty of .1% shares of its common stock than outstanding computed on a fully diluted basis per day until the shares are registered.

Non-Interest Bearing Loans
--------------------------

An unrelated entity made two non-interest bearing demand loans to the Company totaling $16,000 through April 2002, which were subsequently repaid.

A second unrelated entity made a non-interest bearing demand loan to the Company in the amount of $12,000 in April 2002, which was subsequently repaid.

On April 26, 2002, the Company made a $50,000 unsecured demand loan to Pawnxchange, Inc. The note bears interest at 8%.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on April 15, 2002. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations
------------------

         We are a Nevada corporation that was formed on April 2, 1997. Since our inception we have pursued the implementation of various business plans.

         In April 1997, we were granted worldwide patent rights, pursuant to an Exclusive Worldwide Licensing Agreement, covering electronic multiple fingerprint recognition system. Since the date of the Exclusive Worldwide Licensing Agreement, we have unsuccessfully attempted to exploit these patent rights. While we still hold these patent rights, we are no longer devoting substantial efforts to the exploitation of these patent rights and are currently soliciting offers to sell or assign these rights.

         In January 2002, we entered into a letter of intent to acquire First Responder Group, Inc., a New York based company involved in the provision of goods and services used to educate, prepare and protect consumers and health professionals against domestic terrorism. In April 2002, the parties mutually agreed to terminate this letter of intent.

         In April 2002, we began to implement a new business plan. We are currently in the business of acquiring, exploring and developing domestic natural gas and oil properties.

         We have acquired leasehold interests in prospects located in Texas. On April 25, 2002, we acquired an approximate 6.25% gross working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas, for a purchase price of $350,000.

         We intend to acquire additional ownership interests in properties located in Texas as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We will rely on SKH Management, L.P. to assist and advise us regarding the identification and leasing of properties on favorable terms. SKH Management, L.P. will also provide us with technical support including geological, geophysical, chemical and other evaluation services. We will also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects.

         We have also acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Partnership") for a purchase price of $400,000. The Partnership owns an approximate 75% working interest in the prospects which we currently own in Texas. Touchstone Resources Ventures, LLC, the General Partner of the Partnership, is responsible for oversight and coordination of the development and management of the Prospects in conjunction with Touchstone Resources, USA, the operator of the Prospects. Each of SKH Management, L.P. and Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located.

         We will also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We intend to play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ.

         In April 2002, we raised approximately $1,500,000 in a private placement offering of our securities. We have used approximately $750,000 of these funds to acquire our leasehold interests in the South China Prospect and South French Prospect in the Hackberry Trend located in Jefferson County, Texas, and our units in the Partnership, and approximately $341,000 to repay Series 1 Promissory Notes in the aggregate principal amount of $310,000 and all accrued interest thereon. We believe that the remaining net proceeds from this offering provides us with a sufficient level of cash to satisfy our cash requirement for the next twelve months. However, since we do not expect to generate any substantial gross revenues in 2002, in the event that we locate additional prospects for acquisition or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations.

         If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or license third parties to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests.

                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         In April 2001, we issued our Series 1 Promissory Notes in the aggregate principal amount of $310,000. The Series 1 Promissory Notes matured on August 31, 2001, at which point we defaulted on our obligations under the Series 1 Promissory Notes. As of March 31, 2002, we owed the holders of the Series 1 Promissory Notes the aggregate principal amount of $310,000 plus accrued interest in the aggregate amount of $30,622. In April 2002, we negotiated an amendment to each of the Series 1 Promissory Notes extending their maturity dates to the earlier of (i) the first anniversary of the date of the amendments or (ii) the date on which we received funds or financings from any source. In April 2002, upon completion of a private placement offering of our convertible debt securities in the aggregate principal amount of $1,500,000, we repaid the aggregate principal amount of the Series 1 Promissory Notes plus all unpaid accrued interest thereon.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 to our Registration Statement on Form 10-SB dated December 20, 1999).

         3.2 Bylaws (incorporated by reference to Exhibit 2 to our Registration Statement on Form 10-SB dated December 20, 1999).

         4.1 Form of Series 1 Promissory Note issued in April 2001 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed on April 15, 2002).

         4.2 Form of Warrant Certificate issued in connection with receipt of proceeds from issuance of Series 1 Promissory Notes in April 2001 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed on April 15, 2002).

         4.3 Form of Amendment Agreement to Series 1 Promissory Notes dated April 2001 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-KSB filed on April 15, 2002).

         10.1 Power of Attorney of Tino Di Pana (incorporated by reference to Exhibit 3 to our Registration Statement on Form 10-SB dated December 20, 1999).

         10.2 Exclusive Worldwide Licensing Agreement for the Right to Use German Patent Number 43 22 445 (incorporated by reference to
                  Exhibit 4 to our Registration Statement on Form 10-SB dated December 20, 1999).

         10.3 Letter Agreement dated April 25, 2002 by and between Vitel Ventures Corporation and Bepariko BioCom (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 13, 2002).

         10.4 Partial Assignment of Oil, Gas and Mineral Lease by and between Touchstone Resources, Inc. and Bepariko BioCom dated April 25, 2002 BioCom (incorporated by reference to Exhibit
                  10.2 to our Current Report on Form 8-K dated May 13, 2002).

         10.5 Agreement of Limited Partnership of Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 13, 2002).

(b) We did not file any Current Reports on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BEPARIKO BIOCOM

Date:    June 11, 2002                       /s/ Cecile Coady
                                             -----------------------------------
                                             Cecile Coady
                                             President