Form 10QSB
period 2002-06-30
BEPARIKO BIOCOM
filed 2002-08-14
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ending June 30, 2002

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

                   For the transition period from           to

                          Commission File No. 000-27339

                                 BEPARIKO BIOCOM
                                 ---------------

                         (Name of Small Business Issuer)

               NEVADA                                   88-0426887
   -------------------------------            ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
 of Incorporation or Organization)


      ONE BELMONT AVENUE, SUITE 417
              BALA CYNWYD, PA                             19004
----------------------------------------                ---------
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

There were 5,750,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at August 12, 2002.

                                 BEPARIKO BIOCOM
                           A Development Stage Entity
                                 ---------------
                                      INDEX
                                      -----
                                                                                  Page
                                                                                  ----
Part I.  Financial Information


         Item 1.  Financial Statements
                  Condensed Balance Sheets as of June 30, 2002 (unaudited) and
                  December 31, 2001  . . . . . . . . . . . . . . . . . . . . . . .  3

                  Condensed Statements of Operations (unaudited) . . . . . . . . .  4

                  Condensed Statements of Stockholders' Deficit (unaudited). . . .  5

                  Condensed Statements of Cash Flows (unaudited)   . . . . . . . .  6

                  Notes to Condensed Financial Statements  . . . . . . . . . . . .  7

         Item 2.  Management's Discussion and Analysis or Plan of Operations . . .  15

Part II.  Other Information

         Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . .  17

         Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . .  17

         Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . .  17

                          PART I. FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                            Condensed Balance Sheets

                                      ASSETS
                                      ------
                                                                              June 30,       December 31,
                                                                                2002             2001
                                                                            -------------  ---------------
                                                                              (Unaudited)     (Audited)
Current Assets
 Cash and cash equivalents                                                   $     2,355     $        47
 Note receivable (net of allowance for uncollectibility of
 14,400 in 2002 and 0 in 2001)                                                   430,600         250,000
Interest receivable                                                                1,056               -
                                                                            -------------  ---------------

Total Current Assets                                                             434,011         250,047

Oil and Gas Interests, Using Successful Efforts
 Unproved Properties, net                                                        755,431               -
Loan Costs                                                                        71,241               -
                                                                            -------------  ---------------

                                                                             $ 1,260,683   $     250,047
                                                                            =============  ===============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                 ---------------------------------------

Current Liabilities
 Accounts payable                                                           $    101,357   $     178,652
 Accrued expenses                                                                 55,692               -
 Notes payable                                                                 1,419,154         318,000
                                                                            -------------  ---------------

Total Current Liabilities                                                      1,576,203         496,652
                                                                            -------------  ---------------

Commitments and Contingencies

Stockholders' Deficit
 Preferred stock, $.001 par value authorized 10,000,000 shares;
 none issued and outstanding as of June 30, 2002 and
 December 31, 2001                                                                     -               -

Common stock, $.001 par value authorized 100,000,000 shares;
 5,750,000 shares issued and outstanding at December 31, 2001
 and June 30, 2002                                                                 5,750           5,750
Additional paid-in capital                                                       437,324         342,324
Deficit accumulated during development stage                                    (758,594)       (594,679)
                                                                            -------------  ---------------
Total Stockholders' Deficit                                                     (315,520)       (246,605)
                                                                            -------------  ---------------
                                                                            $  1,260,683   $     250,047
                                                                            =============  ===============

                  See notes to condensed financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                       Condensed Statements of Operations
                                   (Unaudited)

                                               Three Months               Six Months           April 2, 1997
                                               Ended June 30,            Ended June 30,       (Inception) to
                                          ------------------------  ------------------------
                                             2002         2001         2002         2001       June 30, 2002
                                          -----------  -----------  -----------  -----------  ---------------
Revenues                                  $   10,716   $        -   $   10,716   $        -   $       10,716
                                          -----------  -----------  -----------  -----------  ---------------
Operating Expenses
General and administrative                    98,129       88,456      104,249       90,102          371,193
   Bad debt expense (recovery)               (85,600)           -       14,400            -           14,400
                                          -----------  -----------  -----------  -----------  ---------------

Total Operating Expenses                      12,529       88,456      118,649       90,102          385,593
                                          -----------  -----------  -----------  -----------  ---------------

Loss From Operations                          (1,813)     (88,456)    (107,933)     (90,102)        (374,877)
                                          -----------  -----------  -----------  -----------  ---------------
Other Expense
 Interest expense                             44,769      155,000       55,982      155,000          383,717
                                          -----------  -----------  -----------  -----------  ---------------

Net Loss to Common Stockholders           $  (46,582)  $ (243,456)  $ (163,915)  $ (245,102)  $     (758,594)
                                          ===========  ===========  ===========   ==========  ===============
Basic and Diluted Loss per Common Share   $    (0.01)  $    (0.04)  $    (0.03)  $    (0.04)
                                          ===========  ===========  ===========   ==========
Basic and Diluted Weighted Average
 Common Shares Outstanding                 5,750,000    5,750,000    5,750,000    5,750,000
                                          ===========  ===========  ===========   ==========

                  See notes to condensed financial statements.

                                BEPARIKO BIOCOM
                          (A Development Stage Entity)
                       Statement of Stockholders' Deficit
                                  (Unaudited)




                                                                       Deficit
                                                                     Accumulated
                                                        Additional    During the
                                    Common Stock         Paid-In      Development
                                  Shares     Amount      Capital        Stage         Total
                                ----------  ---------  ----------   -------------  -----------
Balance at December 31, 1998       750,000  $    750    $17,324      $ (17,976)     $     98

Net Loss                                 -         -          -         (1,598)       (1,598)
                                ----------  ---------  ----------   -------------  -----------


Balance at December 31, 1999       750,000       750     17,324        (19,574)       (1,500)

Common stock issued for cash,
January 21, 2000                 5,000,000     5,000     15,000              -        20,000

Net Loss                                 -         -          -        (21,600)      (21,600)
                                ----------  ---------  ----------   -------------  -----------

Balance at December 31, 2000     5,750,000     5,750     32,324        (41,174)       (3,100)

Beneficial conversion discount
 and warrants to purchase
 155,000 shares of common
 stock at $2.50 issued in
 connection with the
 convertible notes payable                              310,000                       310,000

Net Loss                                 -         -          -       (553,505)      (553,505)
                                ----------  ---------  ----------   -------------  -----------

Balance at December 31, 2001     5,750,000     5,750    342,324       (594,679)      (246,605)

Officer's contributed services
 April 2002 through June 2002                             5,000                         5,000

Warrants to purchase 150,000
 shares of common stock at
 $2.00 issued in connection
 with the convertible note
 Payable                                                  90,000                       90,000

Net Loss                                 -        -            -      (163,915)      (163,915)
                                ----------  --------  ----------   -------------  -----------

Balance at June 30, 2002         5,750,000  $  5,750  $  437,324     $(758,594)     $(315,520)
                                ==========  ========   ==========    ============  ===========

                  See notes to condensed financial statements.

                                BEPARIKO BIOCOM
                          (A Development Stage Entity)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                 Six Months          April 2, 1997
                                                                 Ended June 30,     (Inception) to
                                                              2002         2001      June 30, 2002
                                                           ----------  ----------   --------------
Cash Flows from Operating Activities
 Net loss                                                  $ (163,915)  $(245,102)  $     (758,594)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Officer's contributed services April 2002 through
    June 2002                                                   5,000           -            5,000
    Bad debts                                                  14,400           -           14,400
    Amortization of note payable discount and loan costs       18,059     155,000          328,059
Changes in assets and liabilities
 Other receivables                                             (1,056)          -           (1,056)
 Accounts payable and accrued expenses                        (21,603)     30,628          157,049
                                                           ----------- -----------  ---------------
Net Cash Used in Operating Activities                        (149,115)    (59,474)        (255,142)
                                                           ----------- -----------  ---------------

Cash Flows from Investing Activities
 Note receivable                                             (195,000)   (250,000)        (445,000)
 Purchase of oil and gas interests                           (755,431)          -         (755,431)
                                                           ----------- -----------  ---------------

Net Cash Used in Investing Activities                        (950,431)   (250,000)      (1,200,431)
                                                           ----------- -----------  ---------------

Cash Flows from Financing Activities
 Repayment of debt                                           (318,000)          -         (318,000)
 Issuance of convertible debt and warrants                  1,419,854      310,000        1,737,854
 Issuance of common stock                                           -            -           38,074
                                                           ----------- -----------  ---------------

Net Cash Provided by Financing Activities                   1,101,854      310,000        1,457,928
                                                           ----------- -----------  ---------------
Net Increase in Cash and Cash Equivalents                       2,308          526            2,355

Cash and Cash Equivalents, Beginning of Period                     47            -
-

                                                           ----------- -----------  ---------------
Cash and Cash Equivalents, End of Period                    $   2,355    $     526   $        2,355
                                                           =========== ===========  ===============

                  See notes to condensed financial statements.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring items except for the reserve adjustment described in Note 4) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and notes included in the Bepariko Biocom (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules
and regulations.   Interim results are not necessarily indicative of results for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations - Change of Management
-------------------------------------------

On November 19, 2001, the Company experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed. In April 2002, the Company's new management implemented a new business plan and the Company became engaged in the business of acquiring, exploring, and developing domestic natural gas and oil properties.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2002

Oil and Gas Accounting
----------------------

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based upon expected future cash flows.

Upon the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2002
(Continued)

Upon the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Income Taxes
------------

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for all deferred assets (net of liabilities).

Reclassifications
-----------------

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the current presentation. These reclassifications have no effect on reported net loss.

Financial Instruments
---------------------

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of long-term debt approximates fair value based on an independent valuation and is less than face value.


NOTE 4 - NOTE RECEIVABLE

In April 2001, the Company entered into a financing arrangement with Global Genomics Capital, Inc. ("GGC"), whereby the Company advanced $250,000 to GGC and GGC issued convertible promissory notes in the principal amount of $250,000 (the "GGC Notes") to the Company. The GGC Notes accrued interest at a rate of 10% per annum calculated annually, and provide that the principal amount and accrued interest will be due and payable on demand, by the Company, if the Company completes the acquisition of the GGC Shares. In the event that the Acquisition Agreement is terminated for any reason other than the default of GGC, then GGC will have the option, upon giving notice to the Company, to convert the principal amount of the GGC Notes, and all accrued interest, into shares of common stock of GGC at a conversion rate of $2.50 per share. If the Acquisition Agreement is terminated as a result of default by GGC or its shareholders, the principal amount of the GGC Notes and all accrued interest will be due and payable on August 31, 2001.

The GGC Notes matured on August 31, 2001. In 2002, the Company and GGC entered into an agreement whereby the Company extended the date for the repayment of the GGC Notes and agreed to a repayment or conversion of the GGC Notes into shares of GGC common stock in connection with the proposed merger of GGC with CytRx Corp. Subsequent to June 30, 2002, the Company has agreed to accept $140,600 and 207,044 shares of CytRx Corp. in full payment of the principal and interest of the note. As of August 7, 2002 the trading price of CytRx shares was $0.46. Therefore, the market value as of August 7, 2002 of 207,044 shares of CytRx stock to be issued to the Company in payment of the note was approximately $95,000.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 4 - NOTE RECEIVABLE (Continued)

As of June 30, 2002 the Company has recorded a $14,400 reserve for the amount of the note in excess of the cash and the August 7, 2002 value of the 207,044 shares of stock to be received.

As of June 30, 2002 the Company had unsecured demand loans, which it had made to three unrelated parties, 1025 Investments, Inc., I.P. Services, Inc., and Pawnxchange, Inc. in the amounts of $90,000, $55,000 and $50,000, respectively. The loans bear interest at 8 percent per annum. The Company has recorded $1,056 of interest receivable as of June 30, 2002.


NOTE 5 - OIL AND GAS INTEREST

On April 26, 2002, the Company acquired an approximate 6.25% gross working interest (a 4.6% net revenue interest) in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas (collectively, the "Prospects"), for a purchase price of $350,000. The Company acquired these assets through an assignment from Vitel Ventures Corporation ("Vitel"). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. ("Touchstone") in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon receiving payment from the Company, Vitel immediately exercised the rights and assigned them to the Company. Consequently, Touchstone transferred the gross working interest in the Prospects to the Company.

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


NOTE 6 - GAS AND OIL PROPERTIES, CAPITALIZED COSTS

                                                     June 30, 2002        December 31, 2001
                                                    -----------------    -------------------

Unproved properties, not subject to amortization      $    755,431          $              -

Less  accumulated  depletion,  depreciation,
     amortization, and impairments                               -                          -
                                                    -----------------    --------------------

Total oil and gas interests, net                      $    755,431          $               -
                                                    =================    ====================

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 7 - NOTES PAYABLE

                                   June 30, 2002       December 31, 2001
                                  -----------------  --------------------
                                     (Unaudited)          (Audited)


12% Secured convertible note        $  1,419,154          $       -
10% Convertible promissory notes               -            310,000
Other                                          -              8,000
                                  ------------------  -------------------
                                    $  1,419,154          $ 318,000
                                  ==================  ===================

12%  Secured  Convertible  Note
-------------------------------

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interest. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into common stock of the Company. Gemini was issued a warrant to purchase 150,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock. The conversion price of the note and exercise price of the warrant initially is $2.00 subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs will be amortized off over the term of the loan.
The Company amortized $8,905 as of June 30, 2002. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. The Company failed to comply with two financial covenants but received a six-month waiver from the lender.

Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days from the date of the closing of the loan. If the common stock is not fully registered within 180 days, the Company is subject to a monthly penalty of .1% shares of its common stock then outstanding computed on a fully diluted basis per day until the shares are registered.

Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has allocated the proceeds from issuance of the convertible promissory note and warrants based on a fair value basis of each item. The fair value of the warrant was determined to be $90,000 by an independent valuation. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. During the second quarter of 2002 the Company amortized $9,154 of interest expense.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 7 - NOTES PAYABLE (Continued)

10% Convertible Promissory Notes
--------------------------------

In April 2001 and as amended April 10, 2002, the Company issued $310,000 convertible promissory notes with interest payable at 10% per annum. In connection with the issuance of the convertible promissory notes, the Company also issued immediately exercisable warrants to purchase 155,000 shares of the Company's common stock. The warrants have an exercise price of $2.50 per share and expire in April 2004. The notes plus accrued interest were originally due upon the earlier of April 10, 2003 or the receipt of fund or financing from any source. The principal amount of the notes was repaid April 26, 2002. As of June 30, 2002 the Company has not paid $31,071 of accrued interest related to the notes.

Non-Interest Bearing Loans
--------------------------

An unrelated entity made two non-interest bearing demand loans to the Company totaling $16,000 through April 2002, which were subsequently repaid.

A second unrelated entity made a non-interest bearing demand loan to the Company in the amount of $12,000 in April 2002, which was subsequently repaid.


NOTE 8 - STOCK WARRANTS

The Company had the following warrants to purchase shares of its common stock outstanding as of:

                                   June 30, 2002                      December 31, 2001
                        ------------------------------------  -----------------------------------
                                     (Unaudited)                           (Audited)
                              Number of       Exercise Price     Number of       Exercise  Price
Description of Series     Warrants issued        Per Share    Warrants issued       Per Share
---------------------   --------------------  --------------- ------------------ ----------------
Expire April 2004              155,000          $     2.50         155,000         $     2.50
Expire April 2012              150,000                2.00               -                  -
                         -------------------                   ------------------
Common Stock                   305,000                             155,000
                         ===================                   ==================

NOTE 9 - NET LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued and if the additional shares of common stock were dilutive. At June 30, 2002 and December 31, 2001, the Company had potentially dilutive shares of 305,000 and 155,000, respectively.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 10 - SUPPLEMENTARY CASH FLOW DISCLOSURES

Cash paid during the period for interest and income taxes was as follows:

                                         June 30,
                           -----------------------------------
                                2002                 2001
                           ---------------     ---------------

Interest paid              $      16,973          $        -
                           ===============     ===============
Income taxes paid          $           -          $        -
                           ===============     ===============



Non-Cash Investing and Financing
--------------------------------

The Company issued 150,000 warrants valued at $90,000 in conjunction with a $1,500,000 12% secured convertible note.

In connection with the 12% secured convertible promissory note (see Note 7) the lender deducted loan and legal fees from the loan proceeds in the amount of $80,146.

NOTE 11 - RELATED PARTY  - CONTRIBUTED SERVICES

The president of the Company has provided services to the Company without compensation. For the three months ended March 31, 2002 the value of these services was de minimis. For the six months ended June 30, 2002 the value of these services was $5,000. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company recorded an expense of $5,000 representing the value of these services provided. An offsetting entry was recorded to paid-in capital.

NOTE 12 - LIQUIDITY

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company is in its development stage and has significant debt obligations to repay in future years and its liabilities exceed its assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that its projected revenues from its gas and oil operations and proceeds from the collection of its GCC note receivable will provide sufficient funds to fund its operations through June 2003. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

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

                                 BEPARIKO BIOCOM
                          (A DEVELOPMENT STAGE ENTITY)
                     Notes to Condensed Financial Statements

NOTE 13 - COMMITMENT AND CONTINGENCIES

General
-------

The oil and gas industry is extensively regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulations are under constant review for amendment and expansion for a variety of political, economic, and other reasons. Numerous regulatory authorities, federal, and state and local governments issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business, and consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating Hazards and Insurance
-------------------------------

The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

The Prospect maintains a gas and oil lease operator insurance policy that insures the Prospect against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. Although the Company believes these policies provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

Potential Loss of Oil and Gas Interests/ Cash Calls
---------------------------------------------------

The Company is subject to cash calls related to its various investments in oil and gas prospects. Additional cash calls related to its Touchstone Resources-2001 Hackberry Drilling Fund, L. P. are initially limited to $400,000.

If the Company does not pay its share of cash calls it will forfeit all or some of its rights in certain of its interests in the Prospects and any related profits. The Company's share of additional exploratory and drilling cost over the next year is uncertain at this time. If one or more of the other members of the Prospect fail to pay their share of the prospect costs - the Company may need to pay additional funds to protect its investment.

NOTE 14 - CONCENTRATIONS

The Company currently has two investments in Oil and Gas Interests and operates in a single industry. If neither interest proves successful, the concentration of two investments could have a material adverse effect on the Company.

                                 BEPARIKO BIOCOM
                          (A Development Stage Entity)
                     Notes to Condensed Financial Statements

NOTE 15 - SUBSEQUENT EVENTS

On July 17, 2002, the Company paid $150,000 to PH Gas, L.P. in exchange for a 42% limited partnership interest therein. PH Gas, L.P. thereupon invested a total of $400,000 in APICO, LLC, a Delaware limited liability company and in return received 4,100 of APICO, LLC's membership shares.

The business of APICO, LLC is to farm-in to certain concessions (the "Concessions") in Phu Horm Gas Field Project in the Kingdom of Thailand, which are controlled by Amerada Hess (Thailand) Limited which is acting as operator; to acquire and own property interests and other rights in the Concessions; to participate in exploring the Concessions, in developing and operating oil and gas wells in the Concessions, in financing its operations, in selling production from such wells and in selling interests in the Property and/or the Concession; and to take all other actions necessary, appropriate or advisable in connection with such business.

The Company is not subject to capital calls in connection with its limited partnership interest in PH Gas, L.P. However, PH Gas, L. P. is subject to cash calls from its investment in APICO, LLC as explained below. If PH Gas L. P. does not meet its cash calls, then the Company's investment in PH Gas may become impaired.

The APICO membership agreement indicates PH Gas, L.P. and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO.

If PH Gas, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members shares for 1% of their original purchase price.

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

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


PLAN  OF  OPERATIONS
--------------------

     We are a Nevada corporation that was formed on April 2, 1997. We are in the business of acquiring, exploring and developing natural gas and oil properties. We have directly and, through our subsidiaries, indirectly acquired leasehold interests in prospects located in Texas and Thailand. On April 25, 2002, we acquired an approximate 6.25% gross working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas, for a purchase price of $350,000. On July 16, 2002 we acquired an approximate 42% limited partnership interest in PH Gas, L.P. for $150,000. PH Gas, L.P. owns 4,100 membership shares in APICO, LLC. APICO's primary business is to farm-in certain concessions in the Phu Horm Gas Field
Project located in the Kingdom of Thailand and controlled by Amerada Hess (Thailand) Limited. APICO, LLC also plans to acquire additional property interests and other rights in these concessions, to participate in exploring these concessions, and to develop and operate oil and gas wells in these concessions. We have also acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Partnership") for a purchase price of $400,000. The
Partnership owns an approximate 75% working interest in the prospects which we currently own in Texas. Touchstone Resources Ventures, LLC, the General Partner of the Partnership, is responsible for oversight and coordination of the development and management of the Prospects in conjunction with Touchstone Resources, USA, the operator of the Prospects.

     We intend to acquire additional ownership interests in properties located in Texas as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We rely on Touchstone Resources USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. SKH Management, L.P. will also provide us with technical support including geological, geophysical, chemical and other evaluation services. Each of Touchstone Resources USA, Inc. and SKH Management, L.P. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located.

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

     In April 2002, we raised approximately $1,500,000 in a private placement offering of our securities. In addition, in August 2002, we received repayment of $140,600 of the principal amount of our note receivable from Global Genomics Capital, Inc. We have used approximately $900,000 of these funds to acquire our leasehold interests in the South China Prospect and South French Prospect in the Hackberry Trend located in Jefferson County, Texas, our limited partnership interests in PH Gas, L.P., and our units in the Partnership, we have used approximately $310,000 to repay Series 1 Promissory Notes in the aggregate principal amount of $310,000 and we have used approximately $290,000 for working capital purposes. We believe that the net proceeds from the repayment of the Global Genomics Capital, Inc. note receivable and our projected revenues from operations will provide us with a sufficient level of cash to satisfy our cash requirements for the next twelve months. However, since we do not expect to generate substantial gross revenues in 2002, in the event that we locate additional prospects for acquisition or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations.

     In April 1997, we were granted worldwide patent rights, pursuant to an Exclusive Worldwide Licensing Agreement, covering electronic multiple fingerprint recognition system. Since the date of the Exclusive Worldwide Licensing Agreement, we have unsuccessfully attempted to exploit these patent rights. While we still hold these patent rights, we are no longer devoting substantial efforts to the exploitation of these patent rights and are currently soliciting offers to sell or assign these rights. We plan to use any proceeds received from the sale or assignment of these rights to satisfy our working capital needs and to purchase additional leasehold interests in natural gas and oil properties.

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

                           PART II.  OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
-------

     In April 2002, we issued a 12% secured convertible promissory note in the principal amount of $1,500,000 with a maturity date of October 31, 2003 and warrants to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share to Gemini Growth Fund, L.P., an accredited investor. Our obligation to repay the secured convertible promissory note is secured by a first priority lien granted to Gemini Growth Fund, L.P. covering substantially all of our assets. Gemini Growth Fund, L.P., has the option to convert the entire principal amount of the secured convertible promissory note, plus all accrued interest thereon, into shares of our common stock at a conversion price of $2.00 per share. The conversion price of the secured convertible promissory note and the exercise price of the warrants is subject to reduction in the event of standard antidilution events, such as stock splits, combinations or reclassifications, as well as reduction in the event of any sales of our securities at a purchase price of less than $2.00 per share. We paid a loan commitment fee of $15,000 (1% of the principal amount of the note) and an origination fee of $60,000 (4% of the principal amount of the note). This private placement offering was completed pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
-------

     In April 2001, we issued our Series 1 Promissory Notes in the aggregate principal amount of $310,000. The Series 1 Promissory Notes matured on August 31, 2001, at which point we defaulted on our obligations under the Series 1 Promissory Notes. In April 2002, we negotiated an amendment to each of the Series 1 Promissory Notes extending their maturity dates to the earlier of (i) the first anniversary of the date of the amendments or (ii) the date on which we received funds or financings from any source. In April 2002, upon completion of a private placement offering of our convertible debt securities in the aggregate principal amount of $1,500,000, we repaid the aggregate principal amount of the Series 1 Promissory Notes. We plan to repay all remaining unpaid accrued interest, which was $31,071 as of June 30, 2002, during the third quarter of 2002.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------
(a)     The  following  exhibits  are  included  herein:

3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 to our Registration Statement on Form 10-SB dated December 20, 1999).
3.2 Bylaws (incorporated by reference to Exhibit 2 to our Registration Statement on Form 10-SB dated December 20, 1999).
4.1 Form of Warrant Certificate issued in connection with receipt of proceeds from issuance of Series 1 Promissory Notes in April 2001 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed on April 15, 2002).
4.2 12% Secured Convertible Note in the principal amount of $1,500,000 issued to Gemini Growth Fund, L.P.
4.3 Warrants to purchase 150,000 shares of common stock issued to Gemini Growth Fund, L.P. in April 2002.
10.3 Letter Agreement dated April 25, 2002 by and between Vitel Ventures Corporation and Bepariko BioCom (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 13, 2002).
10.4 Partial Assignment of Oil, Gas and Mineral Lease by and between Touchstone Resources, Inc. and Bepariko BioCom dated April 25, 2002 BioCom (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 13, 2002).
10.5 Agreement of Limited Partnership of Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated May 13, 2002).
10.6 Loan Agreement dated April 25, 2002 and between Bepariko Biocom and Gemini Growth Fund, L.P.
10.7 Security  Agreement dated April 25, 2002 issued to Gemini Growth Fund, L.P.

(b)     Current  Reports  on  Form  8-K.

On May 13, 2002 we filed a Current Report on Form 8-K reporting the acquisition of our gross working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas, as well as a change in our principal accountants from Kurt D. Salinger C.P.A. to LJ Soldinger Associates.

On June 10, 2002, we amended the aforementioned Current Report on Form 8-K to attach a copy of the letter from Kurt D. Salinger C.P.A. required pursuant to
Item  304(a)(3)  of  Regulation  S-B.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BEPARIKO  BIOCOM

Date:     August  14,  2002                    /s/  Cecile  Coady
                                               ------------------
                                               Cecile  Coady
                                               President

                                  EXHIBIT INDEX
                                  -------------

4.2   12% Secured Convertible Promissory Note in the principal amount of
      1,500,000 issued to Gemini Growth Fund, L.P.

4.3   Warrants to purchase 150,000 shares of common stock issued to Gemini
      Growth Fund, L.P. in April 2002.

10.6 Loan Agreement dated April 25, 2002 by and between Bepariko Biocom and Gemini Growth Fund, L.P.

10.7  Security Agreement dated April 25, 2002 issued to Gemini Growth Fund,
      L.P.
