Form 10QSB
period 2002-09-30
BEPARIKO BIOCOM
filed 2002-11-19
CIK 1093818

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE
ACT  OF  1934
                For the Quarterly period ending September 30, 2002
                                       OR
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                   For the transition period from           to
                                                 -----------  -----------------
                          Commission File No. 000-27339

                               BPK RESOURCES, INC.
                         -------------------------------
             (Name of Small Business Issuer as Specified in Its Charter)

                 NEVADA                                      88-0426887
------------------------------------------------ ------------------------------
(State or other jurisdiction of Incorporation or          (IRS Employer
     Organization)                                        Identification No.)

     5858 WESTHEIMER STREET, SUITE 708
             HOUSTON, TX                                       77057
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                   (713)  978-7991
                 ----------------------------------------------------
                   (Issuer's Telephone Number, including Area Code)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12
13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____  No ____

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date :

There were 5,750,000 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at November 8, 2002.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Transitional Small Business Disclosure Format (check one):

Yes         No X
    -----     ----


                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                               -------------------
                                                                            Page
                                                                            ----
Part  I.  Financial  Information


          Item  1.  Financial  Statements

          Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)and
          December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations (unaudited) . . . . . . . . . . 4

          Condensed  Consolidated Statements of Stockholders' Deficit (unaudited). . . .  5

          Condensed  Consolidated Statements of Cash Flows (unaudited) . . . . . . . . .  6

          Notes to Condensed  Consolidated Financial Statements. . . . . . . . . . . . .  7

          Item 2.  Management's Discussion and Analysis. . . . . . . . . . . . . . . . . 16

          Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .  19

Part  II.  Other  Information

          Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .  20

          Item 6.  Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . .  20





                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                           BPK RESOURCES, INC.
                                      (A DEVELOPMENT STAGE ENTITY)
                                  Condensed Consolidated Balance Sheets

                                                 ASSETS
                                                 ------
                                                                   September 30,          December 31,
                                                                      2002                    2001
                                                                   -------------          --------------
                                                                    (Unaudited)             (Audited)
Current Assets
  Cash and cash equivalents                                          $     3,447          $           47
  Accounts receivable                                                     39,153                       -
  Note receivable                                                         50,000                 250,000
  Interest receivable                                                      2,301                       -
                                                                   -------------          --------------
Total Current Assets                                                      94,901                 250,047

Oil and Gas Interests, Using Successful Efforts
  Proved Properties, net                                                 838,010                       -
Investment in Limited Partnership                                        598,194                       -
Marketable Securities                                                     70,395                       -
Prepaid Expenses                                                          57,883                       -
                                                                   -------------          --------------
                                                                   $   1,659,383          $      250,047
                                                                   =============          ==============


                              LIABILITIES AND STOCKHOLDERS' DEFICIT
                             ---------------------------------------

Current Liabilities
  Accounts payable and accrued expenses                              $   233,542                 178,652
  Payables for oil and gas interest                                       25,010                       -
  Notes payable                                                        1,903,238                 318,000
                                                                   -------------           -------------
Total Current Liabilities                                              2,161,790                 496,652
                                                                   -------------          --------------
Minority Interest                                                          1,570                       -
                                                                   -------------          --------------

Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, $.001 par value authorized 10,000,000 shares;
     none issued and outstanding as of September 30, 2002 and
      December 31, 2001                                                        -                       -

  Common stock, $.001 par value authorized 100,000,000 shares;
     5,750,000 shares issued and outstanding as of September 30, 2002
      and December 31, 2001                                                5,750                   5,750
  Additional paid-in capital                                             442,324                 342,324
  Accumulated other comprehensive gain (loss)                            (60,043)                      -
  Deficit accumulated during development stage                          (892,008)               (594,679)
                                                                   --------------         --------------
Total Stockholders' Deficit                                             (503,977)               (246,605)
                                                                   --------------         --------------
                                                                   $   1,659,383          $      250,047
                                                                   ==============         ==============

See notes to condensed financial statements

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                  Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            April 2, 1997
                                                Three Months          Nine Months          (Inception) to
                                              Ended September 30,    Ended September 30,     September 30,
                                          ------------------------  ------------------------  ------------
                                             2002         2001         2002         2001         2002
                                          -----------  -----------  -----------  -----------  ------------
Revenues                                  $   75,358    $       -    $  86,074    $       -   $  86,074
                                          -----------  -----------  -----------  -----------  -----------
Operating Expenses
  Production expenses                         61,280            -       61,280            -      61,280
  General and administrative                 121,159      133,079      225,408      223,181     492,352
  Bad debt expense (recovery)                 (2,279)           -       12,121            -      12,121
                                          -----------  -----------  -----------  -----------  -----------
Total Operating Expenses                     180,160      133,079      298,809      223,181     565,753
                                          -----------  -----------  -----------  -----------  -----------
Loss From Operations                        (104,802)    (133,079)    (212,735)    (223,181)   (479,679)
                                          -----------  -----------  -----------  -----------  -----------
Other (Income) Expense
  Interest income                            (35,459)           -      (35,459)           -     (35,459)
  Interest expense                            64,101      155,000      120,083      310,000     447,818
                                          -----------  -----------  -----------  -----------  -----------
Total Other Expenses                          28,642      155,000       84,624      310,000     412,359
                                          -----------  -----------  -----------  -----------  -----------
Loss Before Minority Interest               (133,444)    (288,079)    (297,359)    (533,181)   (892,038)

Minority Interest                                 30            -           30            -          30
                                          -----------  -----------  -----------  -----------  -----------
Net Loss to Common Stockholders           $ (133,414)  $ (288,079)  $ (297,329)  $ (533,181)  $(892,008)
                                          ===========  ===========  ===========  ===========  ===========
Basic and Diluted Loss per Common Share   $    (0.02)  $    (0.05)  $    (0.05)  $    (0.09)
                                          ===========  ===========  ===========  ===========
Basic and Diluted Weighted Average
 Common Shares Outstanding                 5,750,000    5,750,000    5,750,000    5,750,000
                                          ===========  ===========  ===========  ===========

                  See notes to condensed financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
           Statement of Condensed  Consolidated Stockholders' Deficit
                                   (Unaudited)


                                                                                             Deficit
                                                                             Accumulated   Accumulated
                                                                Additional      Other       During the                 Total
                                         Common Stock             Paid-In   Comprehensive  Development              Comprehensive
                                           Shares      Amount    Capital         Loss         Stage         Total       Loss
                                        ------------  --------  ----------    -----------  ------------  ------------ -----------
Balance at December 31, 1998                750,000   $   750   $  17,324       $     -    $  (17,976)   $        98

Net Loss                                          -         -           -             -        (1,598)       (1,598)
                                        ------------  --------   ---------    -----------  ------------  ------------ -----------
Balance at December 31, 1999                750,000       750      17,324             -       (19,574)       (1,500)

Common stock issued for cash,
  January 21, 2000                        5,000,000     5,000      15,000             -             -        20,000

Net Loss                                          -         -           -             -       (21,600)      (21,600)
                                         ------------  --------   ---------    -----------  ------------  ------------ -----------
Balance at December 31, 2000              5,750,000     5,750      32,324             -       (41,174)       (3,100)

Beneficial conversion discount
  and warrants to purchase
  155,000 shares of common
  stock at $2.50 issued in
  connection with the
  convertible notes payable                        -         -     310,000             -             -       310,000

Net Loss                                           -         -           -             -      (553,505)     (553,505)
                                         ------------  --------   ---------    -----------  ------------  ------------ -----------
Balance at December 31, 2001               5,750,000     5,750     342,324             -      (594,679)     (246,605)


Officer's contributed services
  April 2002 through September 2002                 -         -      10,000             -             -         10,000

Warrants to purchase 150,000
  shares of common stock at
  2.00 issued in connection
  with the convertible note
  payable                                           -         -      90,000             -             -        90,000

COMPREHENSIVE LOSS

Other Comprehensive loss:
  Net  Loss                                          -         -           -             -      (297,329)    (297,329)   (297,329)

  Unrealized gain (loss)
  available-for-sale securities                     -         -           -       (60,043)            -       (60,043)    (60,043)
                                          ------------  --------   ---------    -----------  ------------  ------------ ----------

Total Comprehensive loss:                                                                                               $(357,372)
                                                                                                                        ==========

Balance at September 30, 2002                5,750,000  $  5,750   $ 442,324    $  (60,043)  $  (892,008)  $  (503,977)
                                          ============  ========   =========    ===========  ============  ============

                  See notes to condensed financial statements.

                              BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Statements of Condensed Consolidated Cash Flows
                                   (Unaudited)

                                                                                     April 2, 1997
                                                                 Nine Months        (Inception) to
                                                              Ended September 30,    September 30,
                                                               2002         2001         2002
                                                           ------------  ----------  -------------
Cash Flows from Operating Activities
Net loss                                                   $  (297,329)  $(533,181)  $  (892,008)
Adjustments to reconcile net loss to
  net cash used in operating activities
Minority interest                                                1,570           -         1,570
Officer's contributed services April 2002 through
  September 2002                                                10,000           -        10,000
Amortization of note payable discount and loan costs            45,002     310,000       355,002
Amortization of proved properties                                7,000           -         7,000
Changes in assets and liabilities
Accounts receivable                                            (41,454)          -       (34,154)
Accounts payable and accrued expenses                           79,899     163,181       251,251
                                                           ------------  ----------  -------------
Net Cash Used in Operating Activities                         (195,312)    (60,000)     (301,339)
                                                           ------------  ----------  -------------
Cash Flows from Investing Activities
Repayment from unrelated party                                  69,562           -      (180,438)
Note receivable                                                      -    (250,000)            -
Purchase of oil and gas interests                             (845,010)          -      (845,010)
Investment in limited partnerships                            (598,194)          -      (598,194)
                                                           ------------  ----------  -------------
Net Cash Used in Investing Activities                       (1,373,642)   (250,000)   (1,623,642)
                                                           ------------  ----------  -------------
Cash Flows from Financing Activities
Repayment of debt                                             (318,000)          -             -
Issuance of debt                                             1,890,354     310,000     1,890,354
Issuance of common stock                                             -           -        38,074
                                                           ------------  ----------  -------------
Net Cash Provided by Financing Activities                    1,572,354     310,000     1,928,428
                                                           ------------  ----------  -------------
Net Increase in Cash and Cash Equivalents                        3,400           -         3,447

Cash and Cash Equivalents, Beginning of Period                      47           -             -
                                                           ------------  ----------  -------------
Cash and Cash Equivalents, End of Period                   $     3,447   $       -   $     3,447
                                                           ============  ==========  =============

                  See notes to condensed financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated  Financial Statements
                               September 30, 2002



NOTE  1  -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). These financial statements, in the opinion of management, include all necessary adjustments (consisting only of normal recurring items) for their fair presentation in conformity with accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and notes included in the BPK Resources, Inc. (formerly Bepariko Biocom) (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.


NOTE  2  -  DESCRIPTION  OF  BUSINESS

Nature  of  Operations  -  Change  of  Management
-------------------------------------------------

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


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  ADOPTED  IN  2002

Consolidated  Financial  Statements
-----------------------------------

The accompanying consolidated financial statements include all of the accounts of the Company and its 99% owned subsidiary, CSR - Hackberry Partners, L.P., a Delaware limited partnership formed in July 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil  and  Gas  Accounting
-------------------------

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                Notes to Condensed Consolidated Financial Statements
                               September 30, 2002


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

Income  Taxes
-------------

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

Financial  Instruments
----------------------

The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of long-term debt approximates fair value based on an independent valuation and is less than face value.


NOTE  4  -  NOTE  RECEIVABLE

In April 2001, the Company entered into a financing arrangement with Global Genomics Capital, Inc. ("GGC"), whereby the Company advanced $250,000 to GGC and GGC issued convertible promissory notes in the principal amount of $250,000 (the "GGC Notes") to the Company. The GGC Notes accrued interest at a rate of 10% per annum calculated annually. The GGC Notes matured on August 31, 2001. In 2002, the Company and GGC entered into an agreement whereby the Company extended the date for the repayment of the GGC Notes and agreed to a repayment or conversion of the GGC Notes into shares of GGC common stock in connection with the proposed merger of GGC with CytRx Corp., a publicly traded company, trading on the NASDAQ under the ticker symbol "CYTR". Effective August 7, 2002 (the effective date of the merger between GGC and CytRX) the Company agreed to accept $140,600 and 207,044 shares of CytRx Corp.'s common stock in full payment of the principal and interest of the note. The total amount of the note due, including interest of $33,159, was $283,159. As of August 7, 2002, the trading price of CytRx shares was $0.46. Therefore, the market value as of August 7, 2002 of the 207,044 shares of CytRx common stock was $130,438. In addition to the $140,600 cash received, the total repayment of the GGC note amounted to $271,038. Bad debt expense recognized during the nine months ending September 30, 2002 amounted to $12,121. During the six months ended June 30, 2002, the Company previously recorded a bad debt related to this loan in the amount of $14,400. The Company resulted in a bad debt recovery of $2,279 for the three months ended September 30, 2002.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated  Financial Statements
                               September 30, 2002

NOTE  4  -  NOTE  RECEIVABLE  (Continued)

As of September 30, 2002 the Company had an unsecured demand loan, which it had made to Pawnxchange, Inc. in the amount of $50,000. The loan bears interest at 8% per annum. The Company has recorded $1,720 of interest receivable as of September 30, 2002.


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


NOTE  6  -  LIMITED  PARTNERSHIP  INTERESTS

PH  GAS,  L.P.  Subsidiary
--------------------------

On July 17, 2002, the Company paid $150,000 to PH Gas, L.P. in exchange for a 42% limited partnership interest therein. PH Gas, L.P. thereupon invested a total of $400,000 in APICO, LLC, a Delaware limited liability company and in return received 400 of APICO, LLC's membership shares. The limited partnership agreement was subsequently amended as of September 11, 2002 to include additional limited partners, which thereby reduced the Company's limited partnership interest to 32.5%.

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

If PH Gas, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

The Company accounts for its investment in PH Gas, LP using the equity method. The pro rata share of loss reflected on the September 30, 2002 income statement of the Company is $1,806.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

NOTE  6  -  LIMITED  PARTNERSHIP  INTERESTS  (Continued)

HACKBERRY  DRILLING  FUND  L.P.  Subsidiary
-------------------------------------------

On April 26, 2002, the Company acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Partnership") for a purchase price of $400,000. The Partnership owns an approximate 75% working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas (collectively, the "Prospects"). Touchstone Resources Ventures, LLC, the General Partner of the Partnership, is responsible for oversight and coordination of the development and management of the Prospects in conjunction with Touchstone Resources, USA, the operator of the Prospects.

The Company accounts for this interest using the cost method.

CSR-HACKBERRY  PARTNERS,  L.P.  Subsidiary
------------------------------------------

On August 9, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner. The limited partnership formed was CSR-Hackberry Partners, L.P. of which the company is the sole limited partner with a 99% interest. The Company and PH Gas, LLC are responsible for contributing an aggregate of $158,400 and $1,600, respectively, to the partnership. The capital contributions have not been paid as of September 30, 2002. CSR-Hackberry Partners, L.P. invested a total of $495,010 in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County.

PHT  Partners,  L.P.
--------------------

On August 14, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner. The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company received a limited partnership interest of 4.1% for a $50,000 capital contribution. The partners are responsible for contributing an aggregate of $883,000 to PHT. PHT thereupon invested $1,212,000 in APICO, LLC, a limited liability company, as of September 30, 2002, in return for 883 units.


The Company accounts for this interest using the cost method.

NOTE  7  -  GAS  AND  OIL  PROPERTIES,  CAPITALIZED  COSTS





                                                         September 30, 2002   December 31, 2001
                                                         -------------------  ------------------
Proved properties                                        $           845,010  $                -
Unproved properties, not subject to amortization                           -                   -
Less accumulated depletion, depreciation, amortization,
and impairments                                                        7,000                   -
                                                         -------------------  ------------------
Total oil and gas interests, net                         $           838,010  $                -
                                                         ===================  ==================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated  Financial Statements
                               September 30, 2002



NOTE  8  -  NOTES  PAYABLE

                                   September 30, December 31,
  2001
                                   -----------  ------------
                                   (Unaudited)   (Audited)

12% Secured convertible note       $ 1,432,738  $         -
10% Promissory note                    470,000
10% Convertible promissory notes             -      310,000
Other                                      500        8,000
                                   -----------  ------------
                                   $ 1,903,238  $   318,000
                                   ===========  ============

12%  Secured  Convertible  Note
-------------------------------

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interest. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into common stock of the Company. Gemini was issued a warrant to purchase 150,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock. The conversion price of the note and exercise price of the warrant initially is $2.00 subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs will be amortized over the term of the loan. The Company amortized $22,263 as of September 30, 2002. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. As of June 30, 2002, the Company failed to comply with two financial covenants but received a six-month waiver from the lender.

Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days from the date of the closing of the loan. The Company was originally required to fully register the common stock by October 2002. The Company would have been subject to a monthly penalty of .1% shares of its common stock then outstanding computed on a fully diluted basis per day until the shares are registered, however, Gemini waived the specific covenants for six months.

Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has allocated the proceeds from issuance of the convertible promissory note and warrants based on a fair value basis of each item. The fair value of the warrant was determined to be $90,000 by an independent valuation. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. As of September 31, 2002, the Company amortized $22,738 of interest expense.

10%  Promissory  Notes
----------------------

In August 2002, the Company issued $470,000 in promissory notes to Continental Southern Resources, Inc. with interest payable at 10% per annum in return for cash received. The notes plus accrued interest are payable on demand. As of September 30, 2002 the Company has accrued $5,146 of interest related to the notes. The Company and Continental Southern Resources, Inc. have one common director on their Board of Directors who also serves as president of BPK Resources, Inc.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
             Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

NOTE  8  -  NOTES  PAYABLE  (Continued)

10%  Convertible  Promissory  Notes
-----------------------------------

In April 2001 and as amended April 10, 2002, the Company issued $310,000 convertible promissory notes with interest payable at 10% per annum. In connection with the issuance of the convertible promissory notes, the Company also issued immediately exercisable warrants to purchase 155,000 shares of the Company's common stock. The warrants have an exercise price of $2.50 per share and expire in April 2004. The notes plus accrued interest were originally due upon the earlier of April 10, 2003 or the receipt of fund or financing from any source. The principal amount of the notes was repaid April 26, 2002. As of September 30, 2002 the Company has not paid $31,071 of accrued interest related to the notes.



NOTE  9  -  STOCK  WARRANTS

The Company had the following warrants to purchase shares of its common stock outstanding as of:


                             September 30, 2002              December 31, 2001
                        ------------------------------ ------------------------------
                                 (Unaudited)                     (Audited)

                          Number of     Exercise Price     Number of   Exercise Price
Description of Series  Warrants issued    Per Share     Warrants issued   Per Share
---------------------  ---------------  --------------  ---------------  ------------

Expire April 2004              155,000  $     2.50              155,000   $     2.50
Expire April 2012              150,000        2.00                    -            -
                       ---------------                  ---------------
Common Stock                   305,000                          155,000
                       ===============                  ===============


NOTE  10  -  NET  LOSS  PER  SHARE

Basic and diluted net loss per common share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Shares associated with stock options, stock warrants, and convertible preferred stock are not included because the inclusion would be anti-dilutive (i.e., reduce the net loss per share). The total numbers of such shares excluded from diluted net loss per common share are 305,000 and 155,000 at September 30, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted loss per share using the treasury stock method, or the if-converted method, depending on the type of security.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
             Notes to Condensed Consolidated  Financial Statements
                               September 30, 2002


NOTE  11  -  SUPPLEMENTARY  CASH  FLOW  DISCLOSURES


Non-Cash  Investing  and  Financing
-----------------------------------

The Company issued 150,000 warrants valued at $90,000 in conjunction with a $1,500,000 12% secured convertible note.

In connection with the 12% secured convertible promissory note (see Note 7) the lender deducted loan and legal fees from the loan proceeds in the amount of $80,146.


NOTE  12  -  RELATED  PARTY  -  CONTRIBUTED  SERVICES

The president of the Company has provided services to the Company without compensation. For the nine months ended September 30, 2002, the value of these services was $10,000. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company recorded an expense of $10,000 representing the value of these services provided. An offsetting entry was recorded to paid-in capital.

In August 2002, the Company borrowed $470,000 from Continental Southern Resources, Inc. ("CSOR") with interest payable at 10% per annum. The note plus accrued interest are payable on demand. The Company and CSOR have one common director who also serves as president of the Company.

CSOR owned 409,500 shares of the Company representing approximately 7% of ownership in the Company at September 30, 2002. CSOR subsequently divested itself of approximately 250,000 of these shares.

NOTE  13  -  LIQUIDITY

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company is in its development stage and has significant debt obligations to repay in future years and its liabilities exceed its assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that its projected revenues from its gas and oil operations receivable will provide sufficient funds to fund its operations through September 2003. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
               Notes to Condensed Consolidated Financial Statements
                               September 30, 2002


NOTE  14  -  COMMITMENT  AND  CONTINGENCIES

General
-------

The oil and gas industry is regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating  Hazards  and  Insurance
----------------------------------

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

There can be no assurance that this insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes certain policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

Potential  Loss  of  Oil  and  Gas  Interests/  Cash  Calls
-----------------------------------------------------------

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


NOTE  15  -  CONCENTRATIONS

The Company currently has three investments in Oil and Gas Interests and operates in a single industry. If neither interest proves successful, the concentration of three investments could have a material adverse effect on the Company.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
               Notes to Condensed Consolidated Financial Statements
                               September 30, 2002



NOTE  16  -  SUBSEQUENT  EVENTS

On October 17, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner. The limited partnership formed was BPK-South Valentine Partners, L.P. in exchange for a 99% limited partnership interest therein. The Company and PH Gas, LLC are responsible for contributing an aggregate of $158,400 and $1,600, respectively, to BPK-South Valentine Partners, L.P.

The Company is not subject to capital calls in connection with its limited partnership interest in BPK-South Valentine Partners, L.P.

On October 18, 2002, the Company received $175,000 and a 12% promissory note from Continental Southern Resources, Inc., an entity which has a common director as the Company, on its Board of Directors who also serves as president of the Company.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors". Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
-------

OVERVIEW
--------

     We are a Nevada corporation that was formed on April 2, 1997. We are in the business of acquiring, exploring and developing natural gas and oil properties. We have directly and, through our subsidiaries, indirectly acquired leasehold interests in prospects located in Texas, Louisiana and Thailand. On April 25, 2002, we acquired an approximate 6.25% gross working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas (the "Prospects"), for a purchase price of $350,000. On July 16, 2002 we acquired a limited partnership interest in PH Gas, L.P. for $150,000 which represents a 32.5% interest. PH Gas, L.P. owns 400 of the 4,100 membership shares in APICO, LLC. APICO, LLC's primary business is to farm-in certain concessions in the Phu Horm Gas Field Project located in the Kingdom of Thailand and controlled by Amerada Hess (Thailand) Limited. APICO, LLC also plans to acquire additional property interests and other rights in these concessions, to participate in exploring these concessions, and to develop and operate oil and gas wells in these concessions. We have also acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Partnership") for a purchase price of $400,000. The Partnership owns an approximate 75% working interest in the Prospects. Touchstone Resources Ventures, LLC, the General Partner of the Partnership, is responsible for oversight and coordination of the development and management of the Prospects in conjunction with Touchstone Resources USA, Inc., the operator of the Prospects.

     On August 9, 2002, we entered into a limited partnership agreement with PH Gas, LLC to form CSR-Hackberry Partners, L.P. ("CSR"). We are the sole limited partner with a 99% interest in CSR. PH Gas, LLC serves as the general partner of CSR. CSR invested a total of $495,010 in the Prospects. Two wells in the Prospects are operational and have begun to generate revenue. On August 14, 2002, we entered into a limited partnership agreement with PH Gas, LLC to form PHT Partners, L.P. We acquired a 4.1% limited partnership interest in PHT
Partners, L.P. in exchange for a $50,000 capital contribution. PH Gas, LLC serves as the general partner of PHT Partners, L.P. PHT Partners, L.P. owns 883 units of APICO, LLC as of September 30, 2002. On October 17, 2002, we entered into a limited partnership agreement with PH Gas, LLC to form BPK-South Valentine Partners, L.P. We are the sole limited partner with a 99% interest in BPK-South Valentine Partners, L.P. PH Gas, LLC serves as the general partner of BPK-South Valentine Partners, L.P.

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


RESULTS  OF  OPERATIONS
-----------------------

Three Months And Nine Months Ended September 30, 2002 As Compared To Three Months And Nine Months Ended September 30, 2001

Revenues
--------

We generated approximately $75,358 of revenue during the three months ended September 30, 2002 consisting of oil and gas revenues. We did not generate any revenue during the corresponding period in 2001.

We generated approximately $86,074 of revenue during the nine months ended September 30, 2002 consisting of oil and gas revenues. We did not generate any revenue during the corresponding period in 2001.

Operating  Expenses
-------------------

Production Expenses were $61,280 during the three months ended September 30, 2002. We did not incur any operating expenses during the corresponding period in 2001 as we did not generate any revenue during such period. The increase was due to oil and gas production expenses incurred.

Production Expenses were $61,280 during the nine months ended September 30, 2002. We did not incur any operating expenses during the corresponding period in 2001 as we did not generate any revenue during such period in 2001. The increase was due to oil and gas production expenses incurred.

General  and  Administrative  Expenses
--------------------------------------

General and administrative expenses decreased $11,920 to $121,159 during the three months ended September 30, 2002 as compared to $133,079 for the corresponding period in 2001. The decrease was primarily due to a decrease in salaries.

General and administrative expenses remained relatively constant at $225,408 during the nine months ended September 30, 2002 as compared to $223,181 for the corresponding period in 2001.

Other  (income)  and  expense
-----------------------------

Other (income) and expense decreased $126,358 to $28,642 during the three months ended September 30, 2002 as compared to $155,000 for the corresponding period in 2001. The decrease was primarily due to a decrease in interest expense of $90,899 as a result of a decrease in debt discount. This amount was offset by $35,459 of interest income, approximately $33,000 of which was realized in connection with the conversion of the $250,000 principal amount of notes issued by Global Genomics Capital, Inc. ("GGC") and $2,301 of interest receivable on the $50,000 principal amount demand note issued by Pawnxchange, Inc.

Other (income) and expense decreased $225,376 to $84,624 during the nine months ended September 30, 2002 as compared to $310,000 for the corresponding period in 2001. The decrease was primarily due to a decrease in interest expense of $189,917 as a result of a decrease in debt discount. This amount was offset by $35,459 of interest income, approximately $33,000 of which was realized in connection with the conversion of the $250,000 principal amount of notes issued by GGC and $2,301 of interest receivable on the $50,000 principal amount demand note  issued  by  Pawnxchange,  Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash used in operating activities during the nine months ended September 30, 2002 was ($195,312) compared to ($60,000) during the nine months ended September 30, 2001. The primary use of cash in operating activities for both years was to fund the net loss. Net cash used in investing activities for the nine months ended September 30, 2002 was approximately ($1,373,642) compared to net cash used in investing activities of approximately ($250,000) for the same period in 2001 and consisted primarily of the purchase of oil and gas interests and limited partnerships. Net cash provided by financing activities during the nine months ended September 30, 2002 was $1,572,354 compared to $310,000 in the same period in 2001 and consisted primarily of the issuances of a secured convertible note and unsecured promissory notes which were partially offset by costs relating to such financings, including commitment and origination fees.

Working capital decreased approximately $1,820,284 during the nine months ended September 30, 2002 to a deficit of $2,066,889 as compared to a deficit of $246,605 as of December 31, 2001. This decrease is primarily due to an increase in notes payable to $1,903,238 as compared to $318,000 at December 31, 2001 and a decrease of notes receivable to $50,000 from $250,000 at December 31, 2001 due to our conversion of the note receivable from GGC.

In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Gemini Growth Fund, LP ("Gemini"). The Convertible Note is due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Gemini into shares of our common stock at a conversion price of $2.00 per share (subject to anti dilution price adjustment), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Gemini elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. We failed to comply with two financial covenants but have received a six month waiver from Gemini. In August 2002, we received repayment of $140,600 of the principal amount of our note receivable from GGC. We used approximately $1,445,000 of these funds to acquire our leasehold interests in the Prospects, our limited partnership interests in PH Gas, L.P., and our units in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P., and we used approximately $310,000 to repay Series 1 Promissory Notes in the aggregate principal amount of $310,000. In August 2002, we issued $470,000 principal amount of 10% demand promissory notes. On October 18, 2002 we issued a $175,000 12% promissory note.

The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

As of September 30, 2002 we had minimal cash resources. Based on available cash resources and projected revenue from the Prospects, we believe we will have sufficient funds to continue to operate at current levels for the next twelve months. In the event that we locate additional prospects for acquisition or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations. In addition, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls which if not paid within 45 days could result in our being forced to sell our interest for 1% of the total purchase price. We also have funding commitments to certain limited partnerships in which we have an interest. In addition, if one or more of the other owners of the leasehold interests in the Prospects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. As of the date of this report, we do not have a source of capital to satisfy any such capital calls, commitments or contingencies. Accordingly, in the event that such a capital call is made, we may not have the funds available to satisfy such a call. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or license third parties to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in certain properties.


ITEM  3.          CONTROLS  AND  PROCEDURES
--------

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the our management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and our Treasurer have concluded that our disclosure controls and procedures are effective to ensure that information, which we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II.  OTHER INFORMATION



ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------

     We held our Annual Meeting of Stockholders on October 11, 2002 in Philadelphia, Pennsylvania. Of the 5,750,000 shares of our common stock outstanding as of the record date, 4,371,000 shares were present or represented by proxy at the meeting. The following actions were voted upon:

(a) A proposal to elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:

           Director           Votes For         Votes Withheld     Votes Abstained     Broker Non-Votes
           --------           --------------    --------------     ---------------     ---------------
    John B. Connally, III          4,371,000           0                 0                    0
                              ______________     _____________     _____________        _____________
    Cecile T. Coady                4,371,000           0                 0                    0
                              ______________     _____________     _____________        _____________

(b) A proposal to ratify the appointment of LJ Soldinger Associates, independent certified public accountants, as our auditors for the fiscal year ending December 31, 2002:

      Votes For     Votes Against     Votes Abstained     Broker Non-Votes
      ---------     -------------     ---------------     ----------------
      4,371,000           0                 0                    0
      _________     _____________     _______________     ________________

(c) A proposal to amend our Articles of Incorporation to change our name from Bepariko Biocom to BPK Resources, Inc.

      Votes For     Votes Against     Votes Abstained     Broker Non-Votes
      ---------     -------------     ---------------     ----------------
      4,371,000           0                 0                    0
      _________     _____________     _______________     ________________







ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------
(a)       The  following  exhibits  are  included  herein:

          3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 to our Registration Statement on Form 10-SB dated December 20,
               1999).

          3.2 Bylaws (incorporated by reference to Exhibit 2 to our Registration Statement on Form 10-SB dated December 20, 1999).

          3.3 Certificate of Amendment to Articles of Incorporation filed October 21, 2002 (filed herewith).

          4.1 Form of Warrant Certificate issued in connection with receipt of proceeds from issuance of Series 1 Promissory Notes in April 2001 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB filed on April 15, 2002).

          4.2 12% Secured Convertible Note in the principal amount of $1,500,000 issued to Gemini Growth Fund, L.P. (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).

          4.3 Warrants to purchase 150,000 shares of common stock issued to Gemini Growth Fund, L.P. in April 2002 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).

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

          10.5 Agreement of Limited Partnership of Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. (incorporated by reference to
               Exhibit  10.3  to  our  Current  Report on Form 8-K dated May 13,
               2002).
          10.6 Loan Agreement dated April 25, 2002 and between Bepariko Biocom and Gemini Growth Fund, L.P. (incorporated by reference to
               Exhibit 10.6 to our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).

          10.7 Security Agreement dated April 25, 2002 issued to Gemini Growth Fund, L.P. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-QSB for the Quarter Ended June 30,
               2002).

          99.1 Certificate of President of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certificate of Treasurer of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Current  Reports  on  Form  8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BPK  RESOURCES,  INC.

Date:     November  19,  2002             /s/  John  B.  Connally,III
                                          ---------------------------
                                          John  B.  Connally,  III
                                          President



                                          /s/ Cecile T. Coady
                                          ---------------------------
                                          Cecile T. Coady
                                          Treasurer

                                  CERTIFICATION

I,  John  B.  Connally,  III,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of BPK Resources, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002               /s/  John  B.  Connally,  III
                                         --------------------------------------
                                         John  B.  Connally,  III
                                         President

                                  CERTIFICATION

I,  Cecile  T.  Coady,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of BPK Resources, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002                 /s/  Cecile  T.  Coady
                                           ------------------------------------
                                           Cecile  T.  Coady
                                           Treasurer

                                  EXHIBIT INDEX


3.3  Certificate of Amendment to Articles of Incorporation filed October 21,
     2002

99.1 Certificate of President of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate of Treasurer of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   EXHIBIT 3.3



                            CERTIFICATE OF AMENDMENT
                          TO ARTICLES OF INCORPORATION

EXHIBIT 3.3

DEAN HELLER                                                  Filed #
Secretary of State           Certificate of Amendment        OCT  21 2002
                              PURSUANT TO NRS 78.385
                                   and 78.390)


Important: Read attached instructions before completing form.
--------------------------------------------------------------------------------

              Certificate of Amendment to Articles of Incorporation
                          For Nevada Profit Corporation
         (PURSUANT TO NRS 78.385 and 78.390 - After issuance of Stock )
                              -Remit in Duplicate-

1. Name of corporation  Bepariko Biocom
--------------------------------------------------------------------------------
2. The articles have been amended as follows (provide article numbers, if available): First: Name - The name of the corporation is BPK Resources, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3 The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is 4,371,000
                                                              -----------.

4. Officer Signature (Required):

/s/ Cecil T. Coady
------------------

If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission by BPK Resources, Inc. (the "Company") on the date hereof (the "Report"), I, John B. Connally, III, President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                              /s/  John  B.  Connally,  III
                                              -----------------------------
                                              John  B.  Connally,  III
                                              President

                                              November  19,  2002

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission by BPK Resources, Inc. (the "Company") on the date hereof (the "Report"), I, Cecile T. Coady, Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as
adopted  pursuant  to   906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                              /s/Cecile  T.  Coady
                                              --------------------
                                              Treasurer

                                              November  19,  2002