Form 10KSB
period 2002-12-31
BPK RESOURCES INC
filed 2003-04-15
CIK 1093818

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-13463

                               BPK RESOURCES, INC.
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                NEVADA                                   88-0426887
------------------------------------------     ------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
    Incorporation of organization)

      5858 WESTHEIMER STREET, SUITE
          709, HOUSTON, TX                                 77057
------------------------------------------      -----------------------------
  (Address of Principal Executive Offices)              (Zip Code)

                                 (713) 978-7991
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of Each Class                Name of Exchange on which Registered
        -------------------                ------------------------------------
Common Stock, $0.001 par value per share                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  _X_   No____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $160,967.

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on April 10, 2003 was $6,055,223. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of April 10, 2003, 14,417,198 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

                  The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item I of this Report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         BPK Resources, Inc., formerly known as Bepariko Biocom, is a Nevada corporation formed on April 2, 1997. Our offices are located at 5858 Westheimer Street, Suite 709, Houston, Texas 77057. Unless the context otherwise requires, references to the "Company", "BPK", "we", "us" or "our", mean BPK Resources, Inc. or any of our consolidated subsidiaries.

         We were formerly engaged in the business of security system services and products and were the exclusive licensee of worldwide patent rights for electronic multiple fingerprint recognition procedures and systems. On November 19, 2001, we experienced a change in management when all of our directors and officers resigned from their positions and new officers and directors were appointed. In April 2002, our new management implemented a new business plan and we became engaged in the business of acquiring, exploring, and developing domestic natural gas and oil properties. In order to more clearly identify our company as a participant in the oil and gas industry, we changed our name from Bepariko Biocom to BPK Resources, Inc. at our annual meeting of stockholders on October 11, 2002.

GENERAL
         We are in the oil and gas exploration and development business. We target high-potential oil and gas assets primarily in the Texas, Louisiana and other traditional oil producing states in the southwestern United States. Our operations are focused on exploration activities to find and evaluate prospective oil and gas properties and providing capital to participate in these projects. We participate in projects directly, through our consolidated subsidiaries, and as equity participants in limited partnerships.

         We are generally not involved as the operator of the projects in which we participate. Instead, we rely on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting us in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We rely on Touchstone Resources USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations

         Our strategy also includes selling all or part of our interests in various partnerships or all or part of leasehold interests we own to realize immediate proceeds and limit or eliminate future risk associated with such projects.

         To date all of our revenues have been derived from our share of sales of oil and gas reserves in our various projects.

PROJECTS AND SUBSIDIARIES

     On April 22, 2002, we acquired two units in Touchstone Resources- 2001 Hackberry Drilling Fund, LP (the "Touchstone Partnership") and received a 10.26% partnership interest. The Touchstone Partnership owns an approximate 75% working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas (the "Jefferson County Prospects"). Touchstone Resources Ventures, LLC, serves as the general partner of the Touchstone Partnership.

         On April 26, 2002, we increased our interest in the Jefferson County Prospects by acquiring an approximate 6.25% gross working interest in the Jefferson County Prospects from Vitel Ventures Corporation.

         On July 31, 2002, we further increased our interest in the Jefferson County Prospects when we entered into a limited partnership agreement with PHT Gas, LLC to form CSR-Hackberry Partners, L.P. ("CSR"). We are the sole limited partner with a 99% interest in CSR. PHT Gas, LLC serves as the general partner of CSR. CSR owns an approximate 12.5% working interest in the Jefferson County Prospects. Any distribution of profits of CSR are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 50% to the limited partners and 50% to the general partner.

         In the aggregate, we have an approximate 24.55% working interest in the Jefferson County Prospects. Touchstone Resources Ventures, LLC is responsible for oversight and coordination of the development and management of the Jefferson County Prospects in conjunction with Touchstone Resources USA, Inc., the operator of the Jefferson County Prospects.

         On July 17, 2002, we acquired a 32.5% limited partnership interest in PH Gas, L.P. PH Gas, L.P. owns approximately 10% of the membership shares in APICO, LLC. APICO, LLC's primary business is to farm-in certain concessions in the Phu Horm Gas Field Project located in the Kingdom of Thailand and controlled by Amerada Hess (Thailand) Limited (the "Thailand Prospect"). PHT Gas, LLC serves as the general partner. APICO, LLC plans to acquire additional property interests and other rights in these concessions, to participate in exploring these concessions, and to develop and operate oil and gas wells in these concessions. Distribution of any profits of PH Gas, L.P. are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partners.

         On August 14, 2002, we increased our interest in the Thailand Prospect by acquiring a 4.1% limited partnership interest in PHT Partners, L.P. PHT Gas, LLC serves as the general partner of PHT Partners, L.P. PHT Partners, L.P. owns approximately 20% of the membership shares of APICO, LLC. Distribution of any profits of PHT Partners, L.P. are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partner.

         PH Gas, L.P. and PHT Partners, L.P. are subject to capital calls in connection with their investment in APICO. We are likewise subject to capital calls as a limited partner of PHT Partners. If either of these partnerships or the Company do not meet their respective capital calls, we may lose all or part of our interest in the Thailand Prospect.

         On October 17, 2002, we entered into a limited partnership agreement with PHT Gas, LLC to form BPK-South Valentine Partners, L.P. We are the sole limited partner with a 99% interest in BPK-South Valentine Partners. PHT Gas, LLC serves as the general partner of BPK-South Valentine Partners. BPK South Valentine purchased a 16.66% interest in South Valentine Partners, L.P., which was drilling a well in the Valentine field in Lafourche Parish, Louisiana (the "Lafourche Parish's Prospect"). The well was a dry hole. Distribution of any profits of BPK South Valentine Partners, L.P. are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partner. The Company is not subject to capital calls in connection with its limited partnership interest in BPK South Valentine Partners.

         On December 31, 2002, we purchased a 9.4% limited partnership interest in Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"), for which LS Gas, LLC serves as the general partner. Louisiana Shelf owns a leasehold interest in 1,130.02 acres in East Cameron Block 4, Cameron Parrish, Louisiana and certain seismic data related thereto in offshore oil fields (the "Cameron Parrish Prospects"). Louisiana Coastal, Inc. serves as the operator of this project. Distribution of any profits of Louisiana Shelf, L.P. are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 60% to the limited partners and 40% to the general partner. We are subject to capital calls to meet the reasonable capital requirements of Louisiana Shelf.

         On January 15, 2003, we purchased a 99% limited partnership interest in CSR-WAHA Partners, L.P., a Delaware limited partnership, for which CSR, LLC serves as the general partner. We are the sole limited partner of CSR-WAHA which owns a 12.5% working interest in 3,037 acres in the Waha/Lockridge oil and gas prospect located in Reeves County Texas (the "Reeves County Prospects"). Distribution of any profits of CSR are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partners. CSR-WAHA is a party to a Joint Operating Agreement for which Timbre-Sharp serves as the operator.

DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES

         Following is a discussion of our significant drilling, exploration and production activities.

Jefferson County Prospects
--------------------------

         Our Jefferson County Prospects consist of working interests in three Hackberry Trend wells in Jefferson County, Texas. The C.G. Hooks-State No. 1 was put on production in March 2002 and is classified as an oil well, the Melton No. 1 was put on production in October 2002 and is classified as a gas well, and the J.F. Gaulding No. 2, is classified as an oil well and has been producing since 1977.

         The following table sets forth certain information about our well activities in Jefferson County, Texas, subsequent to December 31, 2001.

Well Name                           Working Interest          Current Status
--------------------------------------------------------------------------------
Melton No. 1                        27.65114%                   Producing
C.G. Hooks-State No. 1              21.40114%                   Producing
J.F. Gaulding No. 2                 2.834488%                   Producing

Thailand Prospect
-----------------

         Through our various limited partnerships we own a percentage of a farm-in agreement with Amerada Hess-Thailand Limited. The farm-in acreage is located on the Khorat Plateau, Thailand. The initial well drilled on the acreage was not capable of production. The following table sets forth certain information about our well activities on the Khorat Plateau, Thailand subsequent to December 31, 2001.

Well Name                   Working Interest          Current Status
-------------------------------------------------------------------------------
Phu Horm 3                        2.028%               temporarily abandoned

         In April, 2003, Apico, LLC began to redrill the acreage utilizing an underbalanced drilling program. Apico, LLC expects to reach total depth and test in May, 2003. Depending upon the results of the completion of this well, we may drill additional wells in this area in 2003.

Cameron Parish Prospects
------------------------

     Louisiana Shelf owns leasehold interests consisting of 1130.02 acres in East Cameron Block 4, along with certain seismic data. The leasehold is considered to contain multiple targets in the form of primary shallow and secondary deep reserves located in offshore fields. The first well for West Cameron Block 17 has been permitted. The well is expected to reach total depth and test in May, 2003.

Lafourche Parish Prospect
-------------------------

     Our subsidiary, BPK-South Valentine Partners, L.P., owns a 16.66% interest in South Valentine Partners, L.P., which is drilling a well in the Valentine field in Lafourche Parish, Louisiana. The Delores Guidroz No. 1 was drilled to a total depth of 10,868 feet subsurface. It was not capable of production. The following table sets forth certain information about our well activities in Lafourche Parish, Louisiana, subsequent to December 31, 2001.

Well Name                           Working Interest          Current Status
--------------------------------------------------------------------------------
Deloros Guidroz No. 1                     16.5%                   Dry

Reeves County Prospect
----------------------

         CSR-Waha Partners, L.P. holds a 12.5% interest in leasehold acreage in Reeves County, Texas. During April, 2003, the drilling of the Ligon State 22-1H well was completed. The Ligon State 22-5 continues to produce in a de minimus fashion. The following table sets forth certain information about our well activities in Reeves County, Texas, subsequent to December 31, 2001.

Well Name                           Working Interest          Current Status
--------------------------------------------------------------------------------
Ligon State 22-1H                   12.375%                   Producing
Ligon State 22-2                    12.375%                   Shut In
Ligon State 22-3                    12.375%                   Shut In
Ligon State 22-5                    12.375%                   Producing

COMPETITION

         The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. Such larger or vertically integrated competitors may be in a position to outbid us for particular prospect rights.

         The petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government (and/or agencies thereof) of the United States and other factors out of our control including, international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

REGULATION

         The exploration, production and sale of oil and gas are extensively regulated at both the federal and state levels. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently a increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies are authorized to, and have issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

         Oil and gas mineral rights may be held by individuals or corporations and, in certain circumstances, by governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

         State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

         In addition to royalties paid to feehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales.

ENVIRONMENTAL

         Our operations are also subject to a variety of constantly changing federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

         Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the oil and gas industry in general.

         The United States Oil Pollution Act of 1990 ("OPA `90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA `90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA `90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of other public and private damages.

         The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment or for other reasons. Although we do not we serve as the operator of any of our projects, if the operators of our projects fail to comply with applicable environmental regulations may, in certain circumstances, be attributed to us

         State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and we do not believe that these costs will have a material adverse impact on our financial condition and operations.

OPERATIONAL HAZARDS AND INSURANCE

         Our operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to a destruction of property and equipment, pollution or environmental damage and suspension of operation.

         We are not an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our ownership interests and thereby financial condition and results of operations.

EMPLOYEES AND CONSULTANTS

         We currently have one employee who serves as our President and Chief Executive Officer. We utilize the services of approximately five (5) consultants who provide, among other things, technical support and accounting services to the Company. We do anticipate retaining additional personnel during 2003.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

         ACQUIRING INTERESTS IN PROPERTIES TO EXPLOIT THE NATURAL GAS RESERVES OF SUCH PROPERTIES IS SPECULATIVE IN NATURE AND MAY NOT EVER RESULT IN ANY OPERATING REVENUES OR PROFITS.

         There is no assurance that we will discover oil and gas in commercial quantities in any of our current properties or properties we acquire in the future. Our success depends upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered. We do not have an established history of locating and developing properties that have gas and oil reserves. We expect to ultimately derive the cash flow necessary to fund our operations from the oil and gas produced from our leased properties and/or the sale of our leased properties. As of the date of this report, none of our leased properties have generated significant operating revenues and we have not sold any of our interests in our leased properties.

         OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL AND GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL. IF WE ARE UNABLE TO PRODUCE OIL AND/OR GAS FROM OUR PROPERTIES IN COMMERCIAL QUANTITIES, OUR OPERATIONS WILL BE SEVERELY AFFECTED.

         Our business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered, is affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors have adversely affected our business.

         OUR OPERATIONS ARE EXTREMELY DEPENDENT ON OTHER COMPANIES AND OTHER SERVICE PROVIDERS OVER WHICH WE HAVE NO CONTROL.

         The success of our business is almost entirely dependent on the efforts of various third parties which we do not control. For example, we rely upon various companies, such as Touchstone Resources USA, Inc., the Chief Executive Officer and Executive Vice President of which is on our board of directors, to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third party service providers, we can not assure that we will be able to continue to rely on such persons. If any of these relationships with third party service providers are terminated or are unavailable on terms that are favorable to us, then we will not be able to execute our business plan.

         IN THE EVENT WE ARE UNABLE TO IDENTIFY ADDITIONAL GAS AND OIL PROSPECTS IN WHICH WE CAN ACQUIRE AN INTEREST AT AN AFFORDABLE PRICE, WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT GROWTH RATE AND SPREAD RISK.

         One element of our strategy is to continue to grow and spread risk through selected acquisitions of leasehold or other ownership interests in gas and oil prospects. If we are unable to execute this aspect of our strategy in a timely manner, we may not be able to limit our risks and our operations may be adversely affected. We can not assure you that:

o we will be able to identify desirable gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;
o any completed, currently planned, or future acquisitions of ownership interests in gas and oil prospects will include prospects that contain proven gas or oil reserves;
o we will have the ability to develop prospects which contain proven oil reserves to the point of production;
o we will have the financial ability to consummate additional acquisitions of ownership interests in gas and oil prospects or to develop the prospects which we acquire to the point of production; or
o that we will be able to consummate such additional acquisitions on terms favorable to us.


         MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT THE PRICE AT WHICH WE CAN SELL ANY GAS OR OIL DISCOVERED ON OUR LEASED PROPERTIES.

         Market fluctuations in the prices of oil and gas can adversely effect the price that we can sell gas and oil discovered on our leased properties. In recent decades, there have been periods of both worldwide over production and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of gas and crude oil has placed pressures on prices and has resulted in dramatic price fluctuations, even during relatively short periods of seasonal market demand. We cannot predict with any degree of certainty future oil and natural gas prices. Changes in oil and natural gas prices significantly affect our revenues, operating results, profitability and the value of our oil and gas reserves. We do not currently engage in any hedging program to mitigate our exposure to fluctuation in oil and gas prices.

         IF WE ARE UNABLE TO GENERATE ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ADEQUATELY FUND OUR EXISTING DEVELOPMENT AND EXPLORATION PROJECTS OR ACQUIRE ADDITIONAL OIL AND GAS INTERESTS.

         We do not have an adequate amount of cash on hand or other working capital resources to adequately fund our development and exploration projects. In the past, we have relied on the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. In order to continue funding these projects and to have the ability to fund additional projects, we will need to raise additional capital. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects with the possible loss of such properties.

         IF THE OPERATOR OF A PROSPECT IN WHICH WE PARTICIPATE DOES NOT MAINTAIN OR FAILS TO OBTAIN ADEQUATE INSURANCE, OUR INTEREST IN SUCH PROSPECT COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         Oil and gas operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.

         We are not an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event which is not fully covered by insurance, could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

         WE DO NOT RETAIN LEGAL COUNSEL TO EXAMINE TITLE. WE DEPEND ON THE JUDGMENT OF OIL AND GAS LEASE BROKERS AND THE OPERATORS OF WELLS TO ENSURE THAT THERE ARE NO MATERIAL TITLE DEFICIENCIES IN THE PROPERTIES WE LEASE. TITLE DEFICIENCIES COULD RENDER A LEASE WORTHLESS WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND OPERATIONS.

         We purchase working and revenue interests in oil and gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties which we intend to lease, will obtain counsel to examine title to such spacing unit until the well is about to be drilled. As result of such examinations, certain curative work may have to be performed to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. It does happen, from time to time, that the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. If we were to lose the amount paid for any such oil and gas lease, such loss would have a material adverse effect on our business. Since we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased.

         THE OIL AND GAS EXPLORATION INDUSTRY IS EXTREMELY COMPETITIVE, WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY.

         The oil and gas industry is intensely competitive and we compete with other companies which have longer operating histories and greater financial and other resources than we do. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. These competitors can sustain longer periods of reduced prices of gas and oil and have the resources to actively reduce prices to force us out of the market. These competitors may also be in a better position to outbid us to purchase a particular interest in oil and gas properties. We cannot assure you that we will have the supply of energy and fuel to industrial, commercial and individual customers.

         OUR FAILURE TO COMPLY WITH STRICT ENVIRONMENTAL REGULATIONS COULD RESULT IN SIGNIFICANT FINES AND/OR PENALTIES AND OUR COST OF COMPLIANCE WITH SUCH REGULATIONS COULD RESULT IN LARGE EXPENSES, EITHER OF WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

         Our operations are subject to a variety of federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products.

         Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. Therefore, there can be no assurance that we will not incur significant environmental compliance costs in the future.

         OUR FAILURE TO COMPLY WITH VARIOUS LEVELS OF GOVERNMENTAL REGULATIONS TO WHICH WE ARE SUBJECT COULD RESULT IN SIGNIFICANT FINES AND/OR PENALTIES AND OUR COST OF COMPLIANCE WITH SUCH REGULATIONS COULD RESULT IN LARGE EXPENSES, EITHER OF WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

         Oil and gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, adversely affects its profitability.

         WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE AND DO NOT EXPECT TO BE PROFITABLE IN THE FORESEEABLE FUTURE.

         We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for at least the foreseeable future. Net loss applicable to common stockholders for the years ended December 31, 2002 and 2001 were approximately $1,326,007 and $553,505, respectively.
Through December 31, 2002, we had an accumulated deficit of approximately $1,921,000. We also have limited revenues to date. Revenues for the years ended December 31, 2002 and 2001 were $160,967 and $0, respectively. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

         WE OWE APPROXIMATELY $3,650,000 TO THIRD PARTIES; IF WE ARE UNABLE TO SATISFY THIS INDEBTEDNESS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         As of the date of this report, we had indebtedness to third parties in the aggregate amount of approximately $3,650,000. This indebtedness consists of promissory notes in the aggregate principal amount of approximately $1,500,000 held by Trident Growth Fund, L.P. These promissory notes mature on October 31, 2003 and are secured by substantially all of our assets. The remainder of this indebtedness consists of a $1,500,000 note payable to Continental Southern Resources, Inc. due April 30, 2003 and demand promissory notes in the outstanding principal amount of $650,000. The presence of this indebtedness may have a negative effect on our ability to obtain additional financing. In addition, if we do not have adequate funds on hand at the maturity dates of these notes, then we will require significant additional funding. We cannot assure you that alternative financing will be available to us on acceptable terms, if at all.

         OUR EXISTING STOCKHOLDERS WILL EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP INTERESTS DUE TO THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

         We are currently authorized to issue 100,000,000 shares of common stock, of which 14,417,198 shares were outstanding as of April 10, 2003. As of April 10, 2003, we had issued and outstanding warrants, convertible promissory notes and convertible preferred stock convertible into 9,097,072 shares of common stock. Some of these securities contain anti-dilution provisions which will result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than $.55 per share. Issuance of these shares of common stock will substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock which in turn, will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This will further dilute the interests of our existing holders.

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

         THERE IS NO SIGNIFICANT TRADING MARKET FOR OUR COMMON STOCK.

         Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading in the OTC Bulletin Board. This market tends to be substantially more illiquid than national securities exchanges or the Nasdaq Stock Market. There is not an active trading market for our common stock. We are not certain that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. IN addition, we have agreed to file a registration statement to permit the public resale of shares of common stock issuable to Trident upon conversion of its convertible note and warrants and certain other of our outstanding securities. The influx of such substantial number of shares into the public market could have a significant negative effect on the trading price of our common stock. In recent years broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE

         Our operational offices are located at 5858 Westheimer Street, Suite 709, Houston, Texas 77057. We rent 1,000 square feet of office space at a rate of $1,500 per month. We believe our current office is adequate for the foreseeable future.

OIL AND GAS PROPERTIES

         The following is a description of working and revenue interests which we own as of December 31, 2002.

         Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. At December 31, 2002, we had interests in 3 gross (.51886768 net) oil and gas wells and owned leasehold interests in 59,874.84 gross (1,689.20 net) undeveloped acres.

Reserves
--------

         The following table sets forth certain information as of December 31, 2002 with respect to our estimated proved oil and gas reserves, present value of proved reserves and standardized measure of discounted future net cash flows.

Area -  Jefferson County, Texas

Gross Oil Production (MBbls)        79.943
Gross Gas Production (MMcf)         499.253
Net Oil Production (MBbls)          5.902
Net Gas Production (MMcf)           40.918
Future Net Cashflow (M$)            218.658
Discounted Cashflow (M$)            206.606

         The estimates of proved reserves at December 31, 2002 and the present value of proved reserves were derived from reports prepared by D. Chris Barden and Associates, independent petroleum engineers. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our hedging activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission financial accounting and reporting standards. The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

         In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The prices utilized for the purposes of estimating our proved reserves and the present value of proved reserves as of December 31, 2002 were $25.00 per Bbl of oil and natural gas liquids and $3.50 per Mcf of gas.

         There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their present value, and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The reserve information shown is estimated. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data, the precision of the engineering and geological interpretation, and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

         Since January 1,2002, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Exploration and Development Activities
--------------------------------------

     We drilled, or participated in the drilling of, three wells in the period from January 1, 2002 through December 31, 2002. Of these, one well was not capable of oil or gas production and two were completed as a producers.

     The information contained in the foregoing statement should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

         We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Productive Well Summary

         The following table sets forth certain information regarding our ownership, as of December 31, 2002, of productive wells and acreage in the areas indicated.

Wells
-----

Area                        Oil                Gas                  Total
-------------------------------------------------------------------------------
Jefferson County, Texas    2 gross            1 gross               3 gross
                           .24235628 net      .2765114 net         .51886768 net

Acreage
--------

Area                        Oil                Gas                 Total
-------------------------------------------------------------------------------
Jefferson County, Texas    302.19 gross       98.868 gross        401.078 gross
                           34.965 net         27.286 net          62.249 net

Production Volumes and Costs for 2002
-------------------------------------

Oil and Gas Production Data                          Gross          Net
--------------------------------------------------------------------------------
         Oil (Bbls)                                  47,024       4,807.01
         Gas (Mcf)                                   134,574      30,396.62

Average Sales Price
-------------------
         Oil (Bbl)         $24.76
         Gas (Mcf)         $3.39

Cost per unit ($)
-------------------
         Oil ($/Bbl)       2.21
         Gas ($/Mcf)       .19


Undeveloped Acreage
-------------------

         The following table sets forth certain information regarding our undeveloped leasehold acreage as of December 31, 2002 in the areas indicated. This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

Area                                Gross              Net
-----                                ------           -----
Jefferson County, Texas             790.66           314.0523

South Louisiana
         Lafourche Parish           640              106.624
         Cameron Parish             1130.02          106.278
Khorat Plateau                      57314.84         1162.248

         The undeveloped leasehold in the Jefferson County, Texas area expires during 2003 in the absence of production. The undeveloped leasehold in Cameron Parish, Louisiana area expires in December 2005 in the absence of production. The undeveloped leasehold in the Khorat Plateau, Thailand area is held by production of the Phu Horm No. 1 well.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "BPKR". The following table sets forth the range of high and low bid prices per share of the Company's common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The prices set forth below have been adjusted to reflect a two for one stock split effective December 30, 2002 effectuated by way of a stock dividend.

          2002:                                  HIGH             LOW
          ----                                   ----             ---

         Quarter ended December 31, 2002        $ .70           $ .50
         Quarter ended September 30, 2002        1.15             .47
         Quarter ended June 30, 2002             1.20             .60
         Quarter ended March 31, 2002            1.38             .30

          2001:                                  HIGH             LOW
          ----                                   ----             ---

         Quarter ended December 31, 2001        $1.50           $ .30
         Quarter ended September 30, 2001        1.62             .30
         Quarter ended June 30, 2001             2.72            1.38
         Quarter ended March 31, 2001            2.75             .53

        The last price of the Company's common stock as reported on the OTC Bulletin Board on April 10, 2003 was $.42 per share.

HOLDERS

         As of April 10, 2003 the number of stockholders of record of the Company's common stock was 49. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company's special meeting of shareholders in 2002, the Company believes that there are approximately 160 beneficial owners of its common stock.

DIVIDENDS

         The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed under Nevada corporate laws. The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

The recent sales described in paragraphs 1 through 4 were completed prior to the Company's two for one stock split and have not been adjusted to give effect to the split.

     1. In October and November, 2002, the Company issued an aggregate of 257,264 shares of common stock to a limited number of accredited investors at a purchase price of $1.10 per share raising gross proceeds of $311,300. The Company paid a finder's fee in the amount of $25,000 in connection with this offering. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

     2. On December 1, 2002, the Company issued an option to purchase 100,000 shares of common stock at an exercise price of $1.20 per share, the closing market price on the date of grant, to Monaco Capital & Communications, Inc., a European investor relations firm. The option is immediately exercisable and terminates on December 1, 2003. The option was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

     3. In November and December of 2002, the Company issued an aggregate of 351,335 Units to a limited number of accredited investors at a purchase price of $1.20 per Unit raising gross proceeds of $421,600. Each Unit consisted of one
(1) share of common stock and a warrant to purchase an additional share of common stock at an exercise price of $1.20 per share for a three year period. The Company paid a finder's fee in the amount of $35,000 in connection with this offering. The Units were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

     4. On December 5, 2002, the Company issued 550,000 shares of common stock to Paul DeJoria at a purchase price of $605,000 ($1.10 per share) of which $300,000 was paid at closing and the remainder payable pursuant to a promissory note which was paid on January 20, 2003. The Company paid a finder's fee in the amount of $60,500 in connection with this offering. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


     5. On January 15, 2003, the Company issued 600,000 shares of common stock to Continental Southern Resources, Inc. in partial consideration for the purchase of a 99% limited partnership interest in CSR-WAHA Partners, L.P. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

     6. On January 31, 2003, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $.65 per share to each of Mark A. Bush and Wes Franklin in connection with their appointments to serve as Directors of the Company. The options are fully vested and terminate on the earlier of three (3) years from the date of grant or three (3) months after cessation of service to the Company. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

     7. On January 30, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $.65 per share to John B. Connally, III, the Chief Executive Officer and a Director of the Company. The options are fully vested. The options terminate on the earlier of three (3) years from the date of grant or three (3) months after cessation of service to the Company. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

     8. On March 4, 2003, the Company issued 5,538,461 shares of its newly designated Series A 10% Convertible Preferred Stock (the "Series A Preferred Shares") to Ocean Resources Capital Holdings PLC ("ORCH"), a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange. The shares were issued in consideration of receipt of 4,390,000 ordinary shares of ORCH together with warrants to purchase up to an additional 1,450,000 ordinary shares of ORCH at an exercise price of 75p per share and an additional 1,430,000 ordinary shares of ORCH at an exercise price of 100p per share. The Series A Preferred Shares are immediately convertible at the option of the holder into one share of Company common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of the Company's outstanding shares. The Company has the option to redeem all Series A Preferred Shares at any time by payment of an amount per share equal $.65 plus all accrued and unpaid dividends paid thereon and is required to redeem all such shares by payment of such amount no later than February 28, 2006. The Company paid a consulting fee consisting of warrants to purchase 400,000 shares of common stock in connection with this offering. See paragraph 9 below. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder.

     9. On March 4, 2003, the Company issued options to purchase 400,000 shares of common stock at an exercise price of $.65 per share to Rhodes Ventures, S.A., a London based financial consulting firm. The options are immediately exercisable and terminate three (3) years from the date of grant. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

     10. On March 23, 2003, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $.55 per share to Trident Growth Fund, L.P., a principal stockholder of the Company. The options were issued in consideration of Trident's waiving certain covenants set forth in the Company's outstanding $1,500,000 principal amount convertible promissory note. The warrants are immediately exercisable and terminate April 30, 2012. The warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "RISK FACTORS" in Item 1 and elsewhere in this Report. The following should be read in conjunction with the audited financial statements of the Company and the related notes included elsewhere herein.

OVERVIEW

         We are in the business of acquiring, exploring and developing natural gas and oil properties. We have directly, through our consolidated subsidiaries, and through equity interests in limited partnerships, acquired leasehold interests in prospects in Texas, Louisiana and Thailand. In the next twelve months, we intend to acquire additional ownership interests in properties located in Texas as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover.

         We rely on Touchstone Resources USA, Inc., the Chief Executive Officer and Executive Vice President of which sit on our board of directors, to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. We will also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties.

         We intend to play an active role in evaluating prospects, and providing financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ.

         In April 1997, we were granted worldwide patent rights, pursuant to an Exclusive Worldwide Licensing Agreement, covering electronic multiple fingerprint recognition system. Since the date of the Exclusive Worldwide Licensing Agreement, we have unsuccessfully attempted to exploit these patent rights. While we still hold these patent rights, we are no longer devoting substantial efforts to the exploitation of these patent rights and are currently soliciting offers to sell or assign these rights. We plan to use any proceeds received from the sale or assignment of these rights for working capital purposes and to purchase additional leasehold interests in natural gas and oil properties.

BUSINESS STRATEGY

            Our strategy is to develop reserves and generate revenue through the exploration and development of our existing prospects in Louisiana, Texas and Thailand and the selective acquisition of additional properties both offshore and onshore in Texas, Louisiana and other traditional oil producing states in the southwestern United States. Our strategy also includes selling all or part of our interests in certain of our partnerships or all or part of leasehold interests we own to realize immediate capital gains and limit or eliminate future risk associated with such projects. As of the date of this report, we have not sold any such interests.

            We intend to execute our strategy by focusing on the following:

               o    High potential exploratory drilling
               o    Opportunistic   acquisitions  with  additional   exploratory
                    and/or development potential

            High  Potential   Exploratory  Drilling  in  Louisiana,   Texas  and
            --------------------------------------------------------------------
Thailand.  During  2002,  operators  at  our  Jefferson  County  Prospects  have
--------
completed the drilling of two exploratory wells, both of which are currently in production and beginning to generate revenue. Operators at our Jefferson County, Thailand, Reeves County and Louisiana Prospects are currently drilling one exploratory well and plan to drill five additional exploratory wells during the remainder of 2003. We believe we have assembled a ten year inventory of exploration and development drilling opportunities in Texas and Louisiana.

            Opportunistic Acquisitions. Although our primary strategy is to grow
            --------------------------
our reserves through drilling, we anticipate making opportunistic acquisitions in Texas, Louisiana and other southwestern states with exploratory potential and in core areas of operation with exploitation and development potential.

     We may increase or decrease our planned activities for 2003, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

Revenues

     We generated $160,967 of revenue during the fiscal year ended December 31, 2002 consisting of oil and gas revenues from our net revenue interest in the Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect"). We did not generate any revenue during the corresponding period in 2001.

Operating Expenses

     Production Expenses were $81,642, depletion and amortization expenses were $381,229 and dry hole and impaired properties expenses were $146,838 during the fiscal year ended December 31, 2002. We did not incur any operating expenses during the fiscal year ended December 31, 2001 as we did not generate any revenue during such period. The increase in production expense of $81,642 was due to the expenses incurred from the working interest in the Hackberry Prospect. The increase in depletion and amortization expenses was due to the depletion of the Hackberry Prospect based on the units produced. The dry hole and impaired properties expense was due to BPK Valentine Partners, L.P., our subsidiary, drilling a well which was a dry hole.

General and Administrative Expenses

     General and administrative expenses increased $185,508 to $411,278 during the fiscal year ended December 31, 2002 as compared to $225,770 for the fiscal year ended December 31, 2001. The increase was primarily due to an in increase in consulting expense and professional fees.

Other (income) and expense

     Other (income) and expense increased $138,252 to $465,987 during the fiscal year ended December 31, 2002 as compared to $327,735 for the fiscal year ended December 31, 2001. The increase was primarily due to an increase in interest expense of $106,697 as a result of issuance of debt and a $68,053 partnership investment loss associated with the Company's investment in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. This amount was offset by $36,498 of interest income, approximately $33,000 of which was realized in connection with the conversion of the $250,000 principal amount of notes receivable issued by Global Genomics Capital, Inc. ("GGC") and $2,301 of interest receivable on the $50,000 principal amount demand note issued by Pawnxchange, Inc.


LIQUIDITY AND CAPITAL RESOURCES


     Net cash used in operating activities during the fiscal year ended December 31, 2002 was $714,525 compared to $67,953 during the fiscal year ended December 31, 2001. The primary use of cash in operating activities was to fund the net loss. Net cash used in investing activities for the fiscal year ended December 31, 2002 was $1,545,800 compared to net cash used in investing activities of $250,000 for the fiscal year ended December 31, 2001 and consisted primarily of the purchase of oil and gas interests and limited partnerships. Net cash provided by financing activities during the fiscal year ended December 31, 2002 was $2,287,258 compared to $318,000 fiscal year ended December 31, 2001 and consisted primarily of the issuances of a secured convertible note, unsecured promissory notes and shares of our common stock which were partially offset by costs relating to such financings, including commitment and origination fees, and repayment of $668,000 of outstanding indebtedness.

     Working capital decreased $353,833 during the fiscal year ended December 31, 2002 to a deficit of $600,438 as compared to a deficit of $246,605 as of December 31, 2001. This decrease is primarily due to an increase in notes payable to $587,082 as compared to $318,000 at December 31, 2001 and a decrease of notes receivable to $50,000 from $250,000 at December 31, 2001 due to our conversion of the note receivable from GGC to shares of Cytrx Corp.

         In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note is due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Gemini into shares of our common stock at an initial conversion price of $2.00 per share (currently $.55 per share as a result of adjustment pursuant to anti dilution provisions of the Convertible
Note), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. We failed to comply with three financial covenants and received a waiver from Trident which expires July 13, 2003. In August 2002, we received repayment of $140,600 of the principal amount of our note receivable from GGC and we issued $470,000 principal amount of 10% demand promissory notes. On October 18, 2002 we issued a $175,000 12% promissory note. We used approximately $1,445,000 of these funds to acquire our leasehold interests in the Jefferson County Prospects, our limited partnership interests in PH Gas, L.P., and our units in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. We used approximately $310,000 to repay Series 1 Promissory Notes in the aggregate principal amount of $310,000.

         During the fourth quarter of 2002, we raised gross cash proceeds of $1,309,600 through the issuance and sale of our equity securities. We used the proceeds of these offerings to purchase our interests in Louisiana Shelf Partners, L.P. and CSR-WAHA Partners, L.P. In connection with our purchase of a interest in CSR-WAHA, we issued a $1,500,000 which is due April 30, 2003.

         The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

         We are in the development stage, have significant debt obligations to repay in 2003, and our current liabilities exceed our current assets. As of the date of this report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls in the approximate amount of $342,000 which are due during the first half of 2003, which if not paid within 45 days after the due date, could result in such partnerships being forced to sell their interest for 1% of the total purchase price. We also have funding commitments of approximately $20,000 to the Touchstone Partnership as a result of problems with sand production at C.G. Hooks-State well in he Jefferson County Prospects. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. In addition, the Convertible Note and $1,500,000 note payable to Continental Southern Resources are due and payable October 31, 2003 and April 30, 2003, respectively.


         We believe we will need approximately $2,200,000 to sustain operations at current levels and satisfy any capital calls and other related expenses during the next twelve months. Based on available cash resources, the sale of our series A preferred stock and projected revenue from our various oil and gas projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels through December 2003. However, if we locate additional prospects for acquisition, experience cost overruns at our existing prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interest in certain prospects.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         The disclosure required by this Item was previously reported by the Company in its Current Report on Form 8-K dated April 25, 2002 as amended June 7, 2002. The disclosure is not being included herein in reliance on Instruction 1 to this Item 304.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.



             NAME                           AGE                   POSITIONS HELD
------------------------------------ ----------------- --------------------------------------
       John B. Connally, III                55              President, CEO and Director
------------------------------------ ----------------- --------------------------------------
          Cecile T. Coady                   50           Secretary, Treasurer and Director
------------------------------------ ----------------- --------------------------------------
           Mark A. Bush                     44                       Director
------------------------------------ ----------------- --------------------------------------
          Wes Franklin                      55                       Director
------------------------------------ ----------------- --------------------------------------


         The following is a brief summary of the business experience of each of the above-named individuals:

            JOHN B. CONNALLY, III has served as the President and Chief Executive Officer of the Company since September 2002 and as a director of the Company since October 11, 2002. Mr. Connally has over 30 years of experience in the oil and gas industry, particularly in the oil services sector in the inspection of pipelines, petrochemical plants, and refineries. Since 1999, he has been a principal in Graver Manufacturing Co., a private company that manufactures pressure vessels for the petrochemical and refining industry. In 1990, Mr. Connally was a member of the founding Board of Directors of Nuevo Energy Company, an exploration and production company listed on the New York Stock Exchange, where he served until 1996. Between 1972 and 1983, Mr. Connally was an attorney with the law firm of Baker & Botts in Houston, Texas were he specialized in corporate finance transactions for oil and gas and oil field service companies. Since leaving Baker & Botts in 1983, Mr. Connally has been an investor in the oil and gas, real estate, and oil field services industries. Mr. Connally currently serves on the Board of Directors of Continental Southern Resources, Inc., a gas and oil exploration company whose shares traded on the OTC Bulletin Board. Mr. Connally received a Bachelor of Arts degree from the University of Texas at Austin and a Juris Doctor from the University of Texas School of Law.

            CECILE T. COADY has served as an Officer and Director of the Company since April 19, 2002. Ms. Coady currently serves as the Secretary and Treasurer of the Company and served as its President between April and September 2002. Since 1990, Ms. Coady has served as the President of ESC Consulting Services Corp., a Pennsylvania based private management consulting firm.

            MARK A. BUSH, has served as director of the Company since January 23, 2003. Mr. Bush has been involved in the oil and gas industry since 1980 and has extensive experience in project acquisitions, contract negotiation and evaluating and reviewing oil and gas projects. Since September 1990, Mr. Bush has served as the President and Chief Executive Officer of Touchstone Resources, Ltd., a Houston, Texas based oil and gas exploration and development company whose shares are traded on the TSX Venture Exchange. Since 1996, Mr. Bush has served as the President of Fortis Energy, Inc., and since 1991 he has served as Vice President of Mescalero Energy, Inc. Prior to 1991, Mr. Bush was an independent operator from Midland, Texas.

            WES FRANKLIN, has served as director of the Company since January 23, 2003. Mr. Franklin has over 30 years of successful oil and gas exploration and production experience and has worked in every facet of exploration and production. Since January 2001, Mr. Franklin has served as Executive Vice President of Touchstone Resources, Ltd., a Houston, Texas based oil and gas exploration and development company whose shares are traded on the TSX Venture Exchange. In 1999, he founded Quantum Oil & Gas, LLC. Between 1980 and 1997, Mr. Franklin held senior management positions at Tenneco Oil Company and Fina Oil and Chemical. At Fina, he was involved in discoveries of 200 million barrels of oil and 200 billion cubic feet of natural gas and directed exploration and production in several basins in the U.S. including Alaska.

DIRECTORS' AND OFFICERS' TERMS OF OFFICE

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. John B. Connally, III and Cecile T. Coady were elected to the Company's Board of Directors at the Company's annual meeting of stockholders on October 11, 2002 to serve for a term of one year or until their successors are duly elected and qualified. Messrs. Bush and Franklin were appointed to newly created directorships to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the
Company  believes  that  during the fiscal year ended  December  31,  2002,  all
Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer and all other executive officers of the Company during the fiscal year ended December 31, 2001 and 2002:



                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------
                NAME AND PRINCIPAL
                     POSITION                      FISCAL
                                                    YEAR              SALARY($)
--------------------------------------------------------------------------------
John B. Connally, III,                             2002                  $26,000
     President and Chief Executive Officer (1)
--------------------------------------------------------------------------------
Cecile T. Coady,                                   2002                       --
     Former President (2)
--------------------------------------------------------------------------------
Stephen P. Harrington,                             2002                       --
       Former President (3)                        2001                       --
--------------------------------------------------------------------------------

(1) Mr. Connally has served as the President of the Company since September 17, 2002.
(2) Ms. Coady served as the President of the Company from April 19, 2002 to September 17, 2002.
(3) Mr. Harrington served as the President of the Company from November 19, 2001 until April 19, 2002.

         The Company did not issue any options to its executive officers in 2002. As of December 31, 2002, no executive officer of the Company held any options nor did any executive officer exercise any options during the fiscal year ended December 31, 2002.

DIRECTORS COMPENSATION

         In January 2003, the Company issued options to purchase 100,000 shares of common stock to each of Messrs. Bush and Franklin. In January, 2003, the Company issued options to purchase 200,000 shares of common stock to Mr. Connally. Directors receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

CHANGE IN CONTROL PROVISIONS

         Options issued to certain of the officers and directors of the Company during 2003, provide for immediate vesting in the event of a "Change In Control" of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee fifteen (15) days prior to the occurrence of a Change in Control, during which time such options may be exercised. Thereafter, options which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the options, a "Change In Control" is defined to include (i) a sale or transfer of substantially all of the Company's assets;
(ii) the dissolution or liquidation of the Company; (iii) a merger, reorganization or consolidation in which the Company is acquired by another person or entity (other than a holding company formed by the Company); or (iv) the sale in a single transaction or series of related transaction where stock representing more than 50% of the voting power of all outstanding shares of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 10, 2003, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.



                                                                        AMOUNT AND NATURE
                                                                          OF BENEFICIAL             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNERSHIP(1)             OF CLASS(1)
------------------------------------------------------------------ ----------------------------- ------------------

John B. Connally, III
5858 Westheimer Street                                                    200,000 (2)                       *
Suite 709
Houston, TX 77057

------------------------------------------------------------------ ----------------------------- ------------------
Cecile T. Coady
5858 Westheimer Street                                                         0                           --
Suite 709
Houston, TX 77057

------------------------------------------------------------------ ----------------------------- ------------------
Mark A. Bush
5858 Westheimer Street                                                    100,000 (3)                       *
Suite 708
Houston, TX 77057

------------------------------------------------------------------ ----------------------------- ------------------
Wes Franklin
5858 Westheimer Street                                                    100,000 (4)                       *
Suite 708
Houston, TX 77057


------------------------------------------------------------------ ----------------------------- ------------------
Howard Herrick, Sole Trustee
N. Herrick Irrevocable Securities Trust                                    1,030,000                        7.1%
295 Madison Avenue
42nd Floor
New York, New York 10017



------------------------------------------------------------------ ----------------------------- ------------------
John Paul Dejoria
9701 Wilshire Blvd                                                         1,100,000                        7.6%
Beverly Hills Ca 90212

------------------------------------------------------------------ ----------------------------- ------------------
Trident Growth Fund, L.P.
F/k/a Gemini Growth Fund, L.P.                                            3,052,771(5)                     17.4%
700 Gemini
Houston, TX 77058

------------------------------------------------------------------ ----------------------------- ------------------
Continental Southern Resources, Inc.
111 Presidential Boulevard                                                  759,000                         5.3%
Suite 158A
Bala Cynwyd, PA 19004

------------------------------------------------------------------ ----------------------------- ------------------
All officers and directors as a group
(4) persons                                                                 400,000                         2.7%

------------------------------------------------------------------ ----------------------------- ------------------
---------------------
*Less than 1%

(1) The  securities  "beneficially  owned" by an  individual  are  determined in accordance  with the  definition  of  "beneficial  ownership"  set  forth in the
regulations   promulgated  under  the  Securities  Exchange  Act  of  1934  and, accordingly,  may include  securities owned by or for, among others,  the spouse and/or minor  children of an individual  and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or  investment  power or which each person has the right to acquire within 60 days through the exercise of options or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 14,417,198  shares of common stock outstanding as of April 10,
2003.

(2) Consists of shares issuable upon exercise of options. Does not include shares owned by Continental Southern Resources, Inc for which Mr. Connally serves as a director.

(3) Consists of shares issuable upon exercise of options.

(4) Consists of shares issuable upon exercise of options.

(5) Consists of 2,727,272 shares issuable upon conversion of Debentures and 325,000 shares issuable upon exercise of warrants. The voting and disposition of these shares are controlled by Scotty D. Cook and Frank DeLape, the managing members of the general partner of Trident Growth Fund, L.P. f/k/a Gemini Growth
Fund, LP.


                                       29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

         On January 31 2003, the Company granted non-qualified stock options to purchase an aggregate of 200,000 shares of common at an exercise price of $.65 per share stock to Mark A. Bush and Wes Franklin upon their appointment as directors of the Company. On January 31, 2003, the Company granted non-qualified stock options to purchase 200,000 shares of common stock at an exercise price of $.65 per share to John B. Connally, III. The options are exercisable in full and terminate on the earlier of January 30, 2006 or 90 days after cessation of service with the Company.

PURCHASE OF LIMITED PARTNERSHIP INTEREST IN CSR-WAHA PARTNERS, L.P. FROM CONTINENTAL SOUTHERN RESOURCES, INC.

         On January 15, 2003, the Company purchased a 99% limited partnership interest (the "Interest") in CSR-WAHA Partners, L.P., a Delaware limited partnership, from CSOR for a purchase price of $2,000,000. Of this amount, $150,000 was paid in cash, $1,500,000 through the issuance of a promissory note due April 30, 2003 and the balance through the issuance of 600,000 shares of Company common stock. CSOR paid $750,000 for the Interest in 2002.


WAIVER OF DEFAULT FROM TRIDENT GROWTH FUND, L.P.

         The Company failed to comply with three financial covenants contained in the $1,500,000 Convertible Note (the "Note") issued to Trident Growth Fund, L.P. Trident granted a waiver of compliance with such covenants for a six month period ending January 13, 2003 which was subsequently extended for an additional six months until July 13, 2003 in consideration of the issuance options to purchase 25,000 shares of common stock at an exercise price of $.55 per share. The warrants are immediately exercisable and terminate April 30, 2012. In addition, the Company is obligated to file a registration statement permitting the public resale of shares of Common Stock issuable upon conversion of the Note and cause registration statement to be declared effective during October, 2002. Failure to do so results in a penalty consisting of the issuance of shares each month equal to .1% of the Company's outstanding shares. Trident waived the penalty.

LS GAS, LLC

         LS Gas, LLC, a Delaware limited liability company, serves as the general partner Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"). Mark Bush owns a 25% membership interest in LS Gas, LLC. On December 31, 2002, the Company purchased a 9.4% limited partnership interest in Louisiana Shelf for $256,500 and became a party to the Limited Partnership Agreement of Louisiana Shelf Partners, L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 60% to the limited partners and 40% to LS Gas, LLC, as the general partner. Mr. Bush became director of the Company on January 23, 2003.

LOANS FROM CONTINENTAL SOUTHERN RESOURCES, INC.

         In August and October 2002, CSOR provided loans to the Company in the principal amounts of $470,000 and $175,000, respectively. The loans accrue interest at the rate of 10% per annum. Principal and accrued interest is payable on demand. As of the date of this report, $295,000 is due under the loans.


PHT GAS, LLC.

         PHT Gas, LLC, a Delaware limited liability company, serves as the general partner of PHT Partners, L.P., ("PHT L.P."), PH Gas, L.P. ("PH Gas L.P."), BPK South Valentine Partners, L.P. ("BPKS L.P."), and CSR-Hackberry Partners, L.P. ("CSR"). Mark Bush owns a 25% membership interest in PHT Gas,
LLC.  Mr.  Bush  became  a  director  of  the  Company  on  January  23,  2003.

         On July 16, 2002, the Company purchased a 42% limited partnership interest (subsequently reduced to 32.5% as a result of the addition of additional limited partners) in PH Gas, L.P. for $150,000 and became party to the Limited Partnership Agreement of PH Gas L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 90% to the limited partners and 10% to PHT Gas, LLC as the general partner.

         On August 9, 2002,  the Company  purchased  a 99%  limited  partnership interest in CSR for $475,010 and became a party to the Limited Partnership Agreement of CSR. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 80% to the limited partners and 20% to PHT, LLC as the general partner.

         On August 14, 2002, the Company purchased a 4% limited partnership interest in PHT L.P for $50,000 and became a party to the Limited Partnership Agreement of PHT L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 80% to the limited partners and 20% to PHT Gas, LLC as the general partner. CSOR owns a 95% limited partnership interest in PHT L.P.

         On October 17, 2002, the Company purchased a 99% limited partnership interest in BPKS L.P. for $158,400 and became a party to the Limited Partnership Agreement of BPKS L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 50% to the limited partners and 50% to PHT Gas, LLC as the general partner.

CSR, LLC

         CSR, LLC serves as the general partner of CSR-WAHA Partners, L.P., a Delaware limited partnership ("CSRWAHA"). Mark Bush owns a 25% membership interest in CSR, LLC. Mr. Bush became a director of the Company on January 23, 2003. On August 9. 2002, the Company purchased a 99% limited partnership interest in CSRWAHA for $475,010 and became a party to the Limited Partnership

Agreement of CSRWAHA. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 80% to the limited partners and 20% to CSR, LLC as the general partner.

TOUCHSTONE RESOURCES-2001 HACKBERRY DRILLING FUND, L.P.

         The Company owns a 10.26% partnership interest of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Touchstone Partnership") and is a party to the Limited Partnership Agreement of the Touchstone Partnership. Touchstone Resources Ventures, LLC, a wholly owned subsidiary of Touchstone Resources, USA, Inc., serves as the general partner of Touchstone Partnership. Under the terms of the partnership agreement, any distribution of profits of the Touchstone Partnership are allocated 99% to the limited partner and 1% to the general partner. Messrs. Bush and Franklin are directors and executive officers and directors of Touchstone Resources, USA, Inc.

CONSULTING AGREEMENT WITH ESC CONSULTING SERVICES, CORP.

         On May 31, 2002, the Company entered into a three (3) year consulting agreement with ESC Consulting Services, Corp. to provide management services to the Company in consideration of monthly consulting fees in the amount of $6,000. Ms. Coady is the sole owner of ESC Consulting Services, Corp. During 2002, the Company accrued $48,000 of consulting fees under the agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets at December 31, 2002 and 2001

                           Statement of Operations - Years ended December 31, 2002 and 2001 and April 2, 1997 (date of inception) through December 31, 2002

                           Statement of Shareholders' Deficit - Years ended December 31, 2002 and 2001 and April 2, 1997 (date of inception) through December 31, 2002

                           Statements of Cash Flows - Years ended December 31, 2002 and 2001 and April 2, 1997 (date of inception) through December 31, 2002

                           Notes to Financial Statements

                  (2)      The following exhibits are filed as part of this
                           Report:



-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------

        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                                  the Registrant's Registration Statement on
                                                                  Form 10-SB dated  December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registrant's Registration Statement on
                                                                  Form 10-SB dated  December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Amendment to Articles of      Incorporated by reference to Exhibit 3.3 to
                     Incorporation filed October 21, 2002         the Registrant's Quarterly Report on Form
                                                                  10-QSB for the Quarter Ended September 30,
                                                                  2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series A 10%   Filed herewith
                     Convertible Preferred Stock
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          12% Secured Convertible Note in the          Incorporated by reference to Exhibit 4.2 to
                     principal amount of $1,500,000 issued to     the Registrant's Quarterly Report on Form
                     Gemini Growth Fund, L.P.                     10-QSB for the Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.2          Warrants to purchase 150,000 shares of       Incorporated by reference to Exhibit 4.3 to
                     common stock issued to Gemini Growth Fund,   the Registrant's Quarterly Report on Form
                     L.P. in April 2002                           10-QSB for the Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.3          Form of 10% Promissory Note in the principal Filed herewith amount of $1,500,000 issued to Continental
                     Southern Resources, Inc.
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Form of Warrant Certificate issued in        Incorporated by reference to Exhibit 10.4 to
                     connection with receipt of proceeds from     the Registrant's Annual Report on Form 10-KSB
                     issuance of Series 1 Promissory Notes in     for the Year Ended December 31, 2001
                     April 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Partial Assignment of Oil, Gas and Mineral   Incorporated by reference to Exhibit 10.2 to
                     Lease by and between Touchstone Resources,   the Registrant's Current Report on Form 8-K
                     Inc. and the Registrant dated April 25,      dated May 13, 2002
                     2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Agreement of Limited Partnership of          Incorporated by reference to Exhibit 10.3 to
                     Touchstone Resources - 2001 Hackberry        the Registrant's Current Report on Form 8-K
                     Drilling Fund, L.P.                          dated May 13, 2002
-------------------- -------------------------------------------- -----------------------------------------------



       10.4          Loan Agreement dated April 25, 2002 by and   Incorporated by reference to Exhibit 10.6 to
                     between the Registrant and Gemini Growth     the Registrant's Quarterly Report on Form
                     Fund, LP                                     10-QSB for the Quarter Ended June 30, 2002

-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Security Agreement dated April 25, 2002      Incorporated by reference to Exhibit 10.7 to
                     issued to Gemini Growth Fund, L.P.           the Registrant's Quarterly Report on Form
                                                                  10-QSB for the Quarter Ended June 30, 2002.

-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 100,000 Shares of         Filed herewith
                     Common Stock issued to Mark A. Bush
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Field herewith
                     Common Stock issued to Wes Franklin
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 200,000 Shares of         Filed herewith
                     Common Stock issued to John B. Connally,
                     III
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Form of Warrant to Purchase 25,000 Shares     Filed herewith
                     of Common Stock issued to Trident Growth
                     Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------



      10.10          Form of Investment Agreement by and between  Filed herewith the Registrant and Ocean Resources Capital
                     Holdings, PLC  dated February 21, 2002
--------------------- -------------------------------------------- -----------------------------------------------
        21           Subsidiaries of the Registrant               Filed herewith

-------------------- -------------------------------------------- -----------------------------------------------
       99.1          Certificate of President of Registrant       Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
--------------------- -------------------------------------------- -----------------------------------------------
       99.2          Certificate of Treasurer of Registrant       Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
------------------- -------------------------------------------- -----------------------------------------------


(b) Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated February 20, 2003 furnishing information pursuant to Regulation FD regarding an investment profile of the Company available for distribution upon request.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive officer ("CEO") and Treasurer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BPK RESOURCES, INC.

                                        /s/  John B. Connally, III
Date: April 14, 2003                   ____________________________________
                                       John B. Connally, III
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



Signature                                                 Title                                   Date

/s/ John B. Connally, III
__________________________                            President, Chief Executive Officer      April 14, 2003
John B. Connally, III                                 and Director

/s/ Cecile T. Coady
__________________________                            Secretary, Treasurer, Principal         April 14, 2003
Cecile T. Coady                                       Financial Officer, Principal
                                                      Accounting Officer and Director

/s/ Mark A. Bush
___________________________                           Director                                April 14, 2003
Mark A. Bush

/s/  Wes Franklin
___________________________                           Director                                April 14, 2003
 Wes Franklin






                                  CERTIFICATION

I, John B. Connally, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of BPK Resources, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                                   /s/ John B. Connally, III
                                                       -------------------------
                                                       John B. Connally, III
                                                       President

                                  CERTIFICATION

I, Cecile T. Coady, certify that:

1. I have reviewed this annual report on Form 10-QSB of BPK Resources, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                                       /s/   Cecile T. Coady
                                                           ---------------------
                                                           Cecile T. Coady
                                                           Treasurer


                                  EXHIBIT INDEX



EXHIBIT NUMBER                              DESCRIPTION

3.4                                         Certificate of Designation of Series A
                                            10% Convertible Preferred Stock

4.3                                         Form of10% Promissory Note in the principal amount of $1,500,000 issued to
                                            Continental Southern Resources, Inc.

10.6                                        Option to Purchase 100,000 Shares of Common Stock issued to Mark A. Bush

10.7                                        Option to Purchase 100,000 Shares of Common Stock issued to Wes Franklin

10.8                                        Option to Purchase 200,000 Shares of Common Stock issued to John B. Connally, III

10.9                                        Form of Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth
 Fund, L.P. dated February 21, 2002





10.10                                       Form of Investment  Agreement by and between the Registrant  and Ocean  Resources
                                            Capital Holdings, PLC.


21                                          Subsidiaries of the Registrant


99.1                                        Certificate of President of Registrant to 18 USC Section 1350, as Adopted Pursuant to
                                            Section 906 of the Sarbanes-Oxley Act of 2002

99.2                                        Certificate of Treasurer of Registrant Pursuant to 18 USC Section 1350, as Adopted
                                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)






                        INDEX TO THE FINANCIAL STATEMENTS





Independent Auditors' Report L J Soldinger Associates                     F-2

Independent Auditors' Report Kurt Saliger                                 F-3

Consolidated Balance Sheets                                               F-4

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Stockholders' Equity                           F-6

Consolidated Statements of Cash Flows                                    F-10

Notes to Consolidated Financial Statements                               F-11

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
BPK Resources, Inc.
Houston, Texas

We have audited the consolidated balance sheet of BPK Resources, Inc. (a development stage enterprise) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BPK Resources, Inc. as of December 31, 2001, and for the period April 2, 1997 (date of inception) to December 31, 2001, were audited by other auditors whose report dated February 12, 2002, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern as a result of no operations or source of revenue discussed in
Note 5 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPK Resources, Inc. as of December 31, 2002, and the consolidated results of operations, stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


L J SOLDINGER ASSOCIATES



Arlington Heights, Illinois


April 9, 2003

                          INDEPENDENT AUDITOR'S REPORT


Bepariko Biocom
Las Vegas, Nevada

I have audited the accompanying balance sheet of BPK Resources, Inc. (formerly Bepariko Biocom) (a development stage company), as of December 31, 2001 and the related statement of stockholders' equity for December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BPK Resources, Inc. as of December 31, 2001 and the related statement of stockholders' equity for December 31, 2001 and statement of operations and cash flows for year ended December 31, 2001 and the period April 2, 1997 (inception) to December 31, 2001 in conformity with generally accepted accounting principles.

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



Kurt D. Saliger C.P.A.
February 12, 2002

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                           Consolidated Balance Sheets



                                     ASSETS
                                    -------
                                                                                       December 31,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------    -----------
Current Assets
   Cash and cash equivalents                                                   $    26,980    $        47
   Accounts receivable                                                              52,840              -
   Note receivable                                                                  50,000        250,000
   Interest receivable                                                               3,340              -
   Prepaid Expenses                                                                119,524              -
                                                                               -----------    -----------

Total Current Assets                                                               252,684        250,047

Developed Oil and Gas Interests Net, Using Successful Efforts                      505,019              -
Investment in Limited Partnership                                                  785,773              -
Marketable Securities                                                               51,761              -
                                                                               -----------    -----------

                                                                               $ 1,595,237    $   250,047
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                                       $   241,030    $   178,652
   Payables for oil and gas interest                                                25,010              -
   Notes payable                                                                   292,082        318,000
   Notes payable - related party                                                   295,000              -
                                                                               -----------    -----------

Total Current Liabilities                                                          853,122        496,652
                                                                               -----------    -----------

Commitments and Contingencies

Minority Interest                                                                        -              -

Stockholders' Deficit
   Preferred stock, $.001 par value authorized 10,000,000 shares; none
     issued and outstanding as of December 31, 2002 and December 31, 2001                -              -

   Common stock, $.001 par value; authorized 100,000,000 shares;
     13,817,198 and 11,500,000 shares issued and outstanding at
     2002 and 2001, respectively                                                    13,817          5,750
   Additional paid-in capital                                                    3,076,661        342,324
   Deferred compensation                                                           (44,000)             -
   Subscription receivable                                                        (305,000)             -
   Accumulated other comprehensive loss                                            (78,677)             -

   Deficit accumulated during development stage                                 (1,920,686)      (594,679)
                                                                               -----------    -----------

Total Stockholders' Equity (Deficit)                                               742,115       (246,605)
                                                                               -----------    -----------

                                                                               $ 1,595,237    $   250,047
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Operations


                                                                       For the Years          April 2, 1997
                                                                     Ended December 31,       (Inception to
                                                               ----------------------------    December 31,
                                                                   2002            2001            2002
                                                               ------------    ------------    ------------
Revenues                                                       $    160,967    $          -    $    160,967
                                                               ------------    ------------    ------------

Operating Expenses
   Production expenses                                               81,642               -          81,642
   Depletion and amortization                                       381,229               -         381,379
   Dry hole and Impaired properties                                 146,838               -         146,838
   General and administrative                                       411,278         225,770         678,072
                                                               ------------    ------------    ------------

Total Operating Expenses                                          1,020,987         225,770       1,287,931
                                                               ------------    ------------    ------------

Loss From Operations                                               (860,020)       (225,770)     (1,126,964)
                                                               ------------    ------------    ------------

Other (Income) Expense
   Interest income                                                  (36,498)              -         (36,498)
   Interest expense                                                 434,432         327,735         762,167
   Partnership investment loss                                       68,053               -          68,053
                                                               ------------    ------------    ------------

Total Other Expenses                                                465,987         327,735         793,722
                                                               ------------    ------------    ------------

Net Loss to Common Stockholders                                $ (1,326,007)   $   (553,505)   $ (1,920,686)
                                                               ============    ============    ============

Basic and Diluted Loss per Common Share                        $      (0.11)   $      (0.05)
                                                               ============    ============

Basic and Diluted Weighted Average Common Shares Outstanding     11,710,283      11,500,000
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity


                                                                            Accumulated
                                        Common Stock           Additional      Other
                                   -------------------------     Paid-In    Comprehensive  Subscription   Deferred
                                      Shares       Amount        Capital        Loss        Receivable  Compensation
                                   -----------   -----------   -----------  -------------   ----------  ------------
Balance at December 31, 1998         1,500,000   $     1,500   $    16,574  $           -   $        -  $          -

Net Loss                                     -             -             -              -            -             -
                                   -----------   -----------   -----------  -------------   ----------  ------------

Balance at December 31, 1999         1,500,000         1,500        16,574              -            -             -

Common stock issued for cash,
  January 21, 2000                  10,000,000        10,000        10,000              -            -             -

Net Loss                                     -             -             -              -            -             -
                                   -----------   -----------   -----------  -------------   ----------  ------------

Balance at December 31, 2000        11,500,000        11,500        26,574              -            -             -

Beneficial conversion discount
 and warrants to purchase
 310,000 shares of common
 stock at $1.25 issued in
 connection with the
 convertible notes payable                   -             -       310,000              -            -             -

Net Loss                                     -             -             -              -            -             -
                                   -----------   -----------   -----------  -------------   ----------  ------------

Balance at December 31, 2001        11,500,000        11,500       336,574              -            -             -

Officer's contributed services
  April 2002 through
  September 2002                             -             -        10,000              -            -             -

Warrants to purchase 300,000
 shares of common stock at
 $1.00 issued in connection
 with the convertible note
 payable                                     -             -       225,000              -            -             -

Issuance of common stock at
 $0.55 per share in October -
 December 2002 private placement     1,614,528         1,614       886,386              -            -             -

Commissions on $0.55 per share
 private placement                           -             -       (85,500)             -            -             -

Issuance of common stock at
 $0.60 per share in November and
 December 2002 private placement       702,670           703       420,897              -            -             -

Commissions on $0.60 per share
 private placement                           -             -       (35,000)             -            -             -
                                   -----------   -----------   -----------  -------------   ----------  ------------

 Balance to be brought forward      13,817,198   $    13,817   $ 1,758,357  $           -   $        -   $         -
                                   -----------   -----------   -----------  -------------   ----------  ------------


   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity


                                                   Deficit
                                                 Accumulated
                                                  During the                         Total
                                                 Development                     Comprehensive
                                                    Stage          Total             Loss
                                                 -----------    -----------     ---------------

Balance at December 31, 1998                     $   (17,976)   $        98

Net Loss                                              (1,598)        (1,598)
                                                 -----------    -----------

Balance at December 31, 1999                         (19,574)        (1,500)

Common stock issued for cash,
  January 21, 2000                                         -         20,000

Net Loss                                             (21,600)       (21,600)
                                                 -----------    -----------

Balance at December 31, 2000                         (41,174)        (3,100)

Beneficial conversion discount
  and warrants to purchase
  310,000 shares of common
  stock at $1.25 issued in
  connection with the
  convertible notes payable                                -        310,000

Net Loss                                            (553,505)      (553,505)
                                                 -----------    -----------

Balance at December 31, 2001                        (594,679)      (246,605)

Officer's contributed services
  April 2002 through
  September 2002                                           -         10,000

Warrants to purchase 300,000
  shares of common stock at
  $1.00 issued in connection
  with the convertible note
  payable                                                  -        225,000

Issuance of common stock at
 $0.55 per share in October -
 December 2002 private placement                           -        888,000

Commissions on $0.55 per share
 private placement                                         -        (85,500)

Issuance of common stock at
 $0.60 per share in November and
 December 2002 private placement                           -        421,600

Commissions on $0.60 per share
 private placement                                         -        (35,000)
                                                 -----------    -----------

 Balance to be brought forward                   $  (594,679)   $ 1,177,495
                                                 -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity



                                                                                  Accumulated
                                               Common Stock         Additional       Other
                                         --------------------------  Paid-In     Comprehensive  Subscription     Deferred
                                            Shares       Amount      Capital         Loss        Receivable    Compensation
                                         -----------    ---------- ------------  ------------- ------------- --------------
Balance brought forward                   13,817,198    $  13,817  $ 1,758,357   $          -  $           - $           -

Legal fees incurred for
 private placement                                 -           -        (4,696)             -              -             -

Debt discount in connection
 with reset provision with the
 convertible notes payable                         -           -     1,275,000              -              -             -

Option issued for consulting
 services to purchase 400,000
 shares of common stock                            -           -        48,000              -              -       (48,000)

Amortization of warrants issued
 in connection with consulting
 services                                          -           -             -              -              -         4,000

Subscription receivable on $0.55
 per share private placement                       -           -             -              -       (305,000)            -

COMPREHENSIVE LOSS

Other comprehensive loss:
   Net Loss                                        -           -             -              -              -             -

   Unrealized loss available-for-sale
    securities                                     -           -             -        (78,677)             -             -
                                         -----------    ---------- ------------  ------------- ------------- --------------
    Total Comprehensive Loss

Balance at December 31, 2002              13,817,198    $ 13,817   $ 3,076,661   $    (78,677) $    (305,000) $    (44,000)
                                         ===========    ========== ============  ============= ============== =============

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                 Deficit
                                               Accumulated
                                               During the                     Total
                                               Development                Comprehensive
                                                  Stage         Total          Loss
                                             --------------- ------------ ---------------

Balance brought forward                       $  (594,679)   $ 1,177,495

Legal fees incurred for
 private placement                                      -        (4,696)

Debt discount in connection
 with reset provision with the
 convertible notes payable                              -     1,275,000

Option issued for consulting
 services to purchase 400,000
 shares of common stock                                 -             -

Amortization of warrants issued
 in connection with consulting
 services                                               -         4,000

Subscription receivable on $0.55
 per share private placement                            -      (305,000)

COMPREHENSIVE LOSS

Other comprehensive loss:
   Net Loss                                    (1,326,007)   (1,326,007)     (1,326,007)

   Unrealized loss available-for-sale
    securities                                          -       (78,677)        (78,677)
                                             --------------- ------------ ---------------

    Total Comprehensive Loss                                              $  (1,404,684)
                                                                          ===============

Balance at December 31, 2002                 $ (1,920,686)    $ 742,115
                                             ===============  ===========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Cash Flows



                                                                           For the Years         April 2, 1997
                                                                        Ended December 31,      (Inception) to
                                                                ------------------------------   December 31,
                                                                      2002          2001            2002
                                                                ---------------- ------------- -----------------
Cash Flows from Operating Activities
    Net loss                                                    $    (1,326,007) $   (553,505) $    (1,920,686)
    Adjustments to reconcile net loss to
      net cash used in operating activities
       Bad debt                                                          12,121             -           12,121
       Non cash payment of interest                                     (33,159)            -          (33,159)
       Amortization of deferred compensation                              4,000             -            4,000
       Officer's contributed services April 2002 through
        September 2002                                                   10,000             -           10,000
         Amortization of note payable discount and loan costs           316,703       310,000          626,703
       Amortization of proved properties                                345,608             -          345,608
    Changes in assets and liabilities
       Accounts receivable                                              (56,180)            -          (56,180)
       Prepaid expenses                                                 (75,000)            -          (75,000)
       Accounts payable and accrued expenses                             87,389       175,552          258,741
                                                                ---------------- ------------- -----------------

Net Cash Used in Operating Activities                                  (714,525)      (67,953)        (827,852)
                                                                ---------------- ------------- -----------------

Cash Flows from Investing Activities
    Advances                                                                  -      (250,000)        (242,700)
    Repayment from unrelated party                                      140,600             -          140,600
    Loan to unrelated party                                             (50,000)            -          (50,000)
    Purchase of oil and gas interests                                  (850,627)            -         (850,627)
    Investment in limited partnerships                                 (785,773)            -         (785,773)
                                                                ---------------- ------------- -----------------

Net Cash Used in Investing Activities                                (1,545,800)     (250,000)      (1,788,500)
                                                                ---------------- ------------- -----------------

Cash Flows from Financing Activities
    Issuance of debt                                                  1,430,854       318,000        1,748,854
    Issuance of debt - related party                                    645,000             -          645,000
    Repayment of debt                                                  (318,000)            -         (318,000)
    Repayment of debt - related party                                  (350,000)            -         (350,000)
    Issuance of common stock, net issuance costs                        879,404             -          917,478
                                                                ---------------- ------------- -----------------

Net Cash Provided by Financing Activities                             2,287,258       318,000        2,643,332
                                                                ---------------- ------------- -----------------

Net Increase in Cash and Cash Equivalents                                26,933            47           26,980

Cash and Cash Equivalents, Beginning of Period                               47             -                -
                                                                ---------------- ------------- -----------------

Cash and Cash Equivalents, End of Period                        $        26,980  $         47  $        26,980
                                                                ================ ============= =================

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements



NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations
--------------------

Bepariko Biocom, Inc. was incorporated under the laws of the state of Nevada on April 2, 1997 and was an inactive, publicly-quoted company in 2001. On October 11, 2002, the Company changed its name to BPK Resources, Inc. (the "Company").

On November 19, 2001, the Company experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed. In April 2002, the Company's new management implemented a new business plan and the Company became engaged in the business of acquiring, exploring, and developing natural gas and oil properties. The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a related party, to assist and advise the Company regarding the identification and leasing of properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. The Company's properties are primarily located in Texas, specifically, Jefferson County. The Company also has investments in Louisiana and Thailand.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
--------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

PRINCIPLES OF CONSOLIDATION AND OWNERSHIP INTEREST IN INVESTORS

The accompanying consolidated financial statements include all of the accounts of BPK Resources, Inc. and its two 99% owned subsidiaries consisting of CSR - Hackberry Partners, L.P., a Delaware limited partnership formed in July 2002 and BPK-South Valentine Partners, L.P., a Delaware limited partnership formed in October 2002.

The various interests that BPK Resources, Inc. owns in investee companies are accounted for under three methods: consolidation, equity, and cost method. The applicable accounting method is generally determined based on BPK Resources' voting interest in the affiliate company.

Consolidation
-------------

Affiliate entities in which BPK Resources, Inc. directly or indirectly owns more than 50% of the outstanding voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within the Company's consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated.

Equity Method
-------------

Under the guidance of Emerging Issues Task Force D-46: "Accounting for Limited Partnership Investments" the Company uses the equity method to account for all of its limited partnership interests that exceed 5% and is less than 50%. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Limited Partnership Losses" in the Consolidated Statements of Operations. Any excess investment is evaluated each reporting period for impairment and is amortized over the estimated period of the remaining oil and gas reserves.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost Method
-----------

Limited partnerships in which the Company directly or indirectly owns 5% or less of the outstanding voting interest are accounted for under the cost method of accounting. Under this method income received from the investees is reflected within the Company's consolidated statement of operations as investment income or loss unless the amount of the dividends exceeds the Company's proportionate share of the affiliates income. In that case the excess amount would be considered a return of capital and be recorded as a reduction of the investment.

Development Stage Enterprise
----------------------------

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Oil And Gas Accounting
----------------------

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, associated geological and geophysical costs, and associated costs of carrying and retaining unproved properties are expensed.

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

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no imbalances as of December 31, 2002.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Arrangements
------------------------------------

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company applies the disclosure provisions specified in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123," The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based grants to non-employees.

Use of Estimates
----------------

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year (1) estimates of proved oil and gas reserve, (2) estimates as to the expected future cash flow from proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.


The Company's business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

Cash and Cash Equivalents
--------------------------

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Credit Risk
-----------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. At various times during the year, the Company may exceed the federally insured limits. Management believes the risk of loss is minimal.

Goodwill And Acquired Intangibles
---------------------------------

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Interest
--------------------

The Company policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was no capitalized interest as of December 31, 2002.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price. The carrying value of notes payable, net of a debt discount for a beneficial conversion feature, is significantly less than the fair value which approximates face value of the notes (see Note 12).

Income Taxes
-------------

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of the valuation allowances which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities. Net deferred tax assets and liabilities, relating primarily to federal and state net operating loss carryforwards that have been deferred for tax purposes, have been offset by a valuation reserve because management has determined that it is more likely than not the deferred tax assets will not be realized.

Dismantlement, Restoration And Environmental Costs
--------------------------------------------------

At the time proved property reaches the end of its useful life, equipment is dismantled, wells are plugged and the property must be restored to a condition required by environmental laws and regulations. Any estimated costs relating to future dismantlement and restoration are amortized with capitalized development costs by field based on proved reserves. The additional amortization will be carried on the balance sheet as an accrued liability. Management does not believe an accrual of such cost is required as of December 31, 2002.

Loss Per Share
--------------

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share ("SFAS 128"). Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:
                                                    2002         2001
                                               ------------- ------------

                    Options                         200,000           -
                    Warrants                      1,312,666     310,000
                    Convertible Debt              2,727,273           -
                                               ------------- ------------

                                                  4,239,939     310,000
                                               ============= ============

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information
-------------------

The Company has determined it has one reportable operating segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Reclassifications
-----------------

Certain reclassifications have been made to conform to the prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and financial statement disclosures. SFAS 143 requires that asset retirement costs be capitalized along with the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 may result in (i) an increase of total liabilities, because more retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (iii) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations which may be recorded by the Company would relate to the plugging and abandonment of oil and gas wells. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for transactions occurring after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of valuing stock options and will continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. The Company has adopted the disclosure provisions of SFAS No. 148.


NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The independent auditors report on the Company's 2001 financial statement included a paragraph regarding substantial doubt about the Company's ability to continue as a going concern. As was discussed in the notes for the 2001 financial statements, the Company had no source of revenue or business operations. In 2001, the Company hired new management and has implemented its business plan. The Company is in its development stage and has significant debt obligations to repay in future years and its current liabilities exceed its current assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that its projected revenues from its gas and oil operations and issuance of Series A preferred stock will provide sufficient funds to fund its operations through December 2003. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

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


NOTE 4 - STOCK SPLIT

On December 30, 2002 the number of outstanding shares of common stock were split two-for-one. All share and per share amounts in the financial statements reflect the stock splits.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 5 - NOTE RECEIVABLE

In April 2001, the Company entered into a financing arrangement with Global Genomics Capital, Inc. ("GGC"), whereby the Company advanced $250,000 to GGC and GGC issued convertible promissory notes in the principal amount of $250,000 (the "GGC Notes") to the Company. The GGC Notes accrued interest at a rate of 10% per annum. The GGC notes matured on August 31, 2001. In 2002, the Company and GGC entered into an agreement whereby the Company extended the date for the repayment of the GGC notes and agreed to a repayment or conversion of the GGC notes into shares of GGC common stock in connection with the proposed merger of GGC with CytRx Corp., a publicly traded company, trading on the NASDAQ under the ticker symbol "CYTR". Effective August 7, 2002 (the effective date of the merger between GGC and CytRx), the Company agreed to accept $140,600 and 207,044 shares of CytRx Corp.'s common stock in full payment of principal and interest of the note. The total amount of the note due, including interest of $33,159, was $283,159. As of August 7, 2002, the trading price of CytRx shares was $0.63. Therefore, the market value as of August 7, 2002 of the 207,044 shares of CytRx common stock was $130,438. In addition to the $140,600 cash received, the total repayment of the GGC note amounted to $271,038. Bad debt expense recognized during the twelve months ending December 31, 2002 amounted to $12,121.

As of December 31, 2002, the Company had an unsecured demand loan, which it had made to Pawnxchange, Inc. in the amount of $50,000. The loan bears interest at 8% per annum. The Company has recorded $2,747 of interest receivable as of December 31, 2002.


NOTE 6 - OIL AND GAS INTERESTS

On April 26, 2002, the Company acquired an interest in the Hooks State Gas Unit Number 1 ("Hooks"), Melton Well Number 1 ("Melton"), located in the Hackberry Trend in Jefferson County, Texas (collectively, the "Prospects"), for a purchase price of $350,000. The Company acquired these assets through an assignment from Vitel Ventures Corporation ("Vitel"). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. ("Touchstone") in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon receiving payment from the Company, Vitel immediately exercised the rights and assigned them to the Company. Consequently, Touchstone transferred the gross working interest in the Prospects to the Company. The Company capitalized $5,612 of legal fees and recorded depletion expense in the amount of $181,872 regarding this investment in 2002.

On August 9, 2002, the Company's 99% owned subsidiary, CSR-Hackberry Partners, L.P. ("CSR") also acquired an interest in the Prospects, for a purchase price of $475,010. CSR acquired these assets from Touchstone. In 2002, CSR has paid other costs which it capitalized related to the Prospects in the amount of $20,000 and recorded additional depletion expense in the amount of $163,736 for this investment.

The chart below describes the interests in the wells.

                                                          Net Revenue
                                                        Interest Before
                                                             Payout
                                                       --------------------

     BPK Resources, Inc.:
        Melton                                                4.09%
        Hooks                                                 4.59

     CSR-Hackberry:
        Melton                                               10.23
        Hooks                                                 6.89

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 7 - LIMITED PARTNERSHIP INTERESTS

CSR-Hackberry Partners, L.P.
----------------------------

On July 31, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner. The limited partnership formed was CSR of which the Company is the sole limited partner with a 99% interest. The Company paid $175,000 to the partnership for this interest. The Company has also advanced $250,000 to the partnership as of December 31, 2002. On August 9, 2002, CSR invested a total of $495,010 in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County.

The Company accounts for its investment in CSR-Hackberry Partners, LP using the consolidation method.

BPK-South Valentine Partners, L.P.
----------------------------------

On October 17, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC, the general partner. The limited partnership formed was BPK-South Valentine Partners, L.P. ("BPK South") of which the Company is the sole limited partner with a 99% interest. The Company was responsible for contributing $158,400 to the partnership and has paid $153,000 as of December 31, 2002. BPK South invested a total of $146,838 in South Valentine, L.P., a Texas limited partnership, which has oil and gas properties located in Lafourche Parish, Louisiana. The Company incurred approximately $147,000 loss on its investment in the partnership as a result of the partnership drilling a well which was a dry hole.

The Company accounts for its investment in BPK-South Valentine Partners, LP using the consolidation method.

PH Gas, L.P.
------------

On July 17, 2002, the Company paid $150,000 to PH Gas, L.P. in exchange for a 42% limited partnership interest therein. PH Gas, L.P. thereupon invested a total of $400,000 in APICO, LLC ("APICO"), a Delaware limited liability company and in return received 400 of APICO's membership shares. The limited partnership agreement was subsequently amended as of September 11, 2002 to include additional limited partners, which thereby reduced the Company's limited partnership interest to 32.5%. PH Gas, L.P. paid other capitalized costs totaling $105,102 related to its investment as of December 31, 2002.

The business of APICO is to farm-in to certain concessions (the "Concessions") in Phu Horm Gas Field Project in the Kingdom of Thailand, which are controlled by Amerada Hess (Thailand) Limited which is acting as the operator; to acquire and own property interests and other rights in the Concessions; to participate in exploring the Concessions, in developing and operating oil and gas wells in the Concessions, in financing its operations, in selling production from such wells and in selling interests in the Property and/or the Concession; and to take all other actions necessary, appropriate or advisable in connection with such business.

The Company is not subject to capital calls in connection with its limited partnership interest in PH Gas, L.P. However, PH Gas, L. P. is subject to cash calls from its investment in APICO as explained below. If PH Gas, L. P. does not meet its cash calls, then the Company's investment in PH Gas, L.P. may become impaired. The APICO membership agreement indicates PH Gas, L.P. and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PH Gas, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

The Company accounts for its investment in PH Gas, L.P. using the equity method. The pro rata share of loss reflected on the December 31, 2002 income statement of the Company is $1,806.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 7 - LIMITED PARTNERSHIP INTERESTS (Continued)

Touchstone Resources - 2001 Hackberry Drilling Fund L.P.
-------------------------------------------------------

On April 22, 2002, the Company acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Partnership") for a purchase price of $400,000 in the Gaulding Well Number 2 ("Gaulding"), in the Hackberry Trend located in Jefferson County, Texas (collectively, the "Prospects 1"). Touchstone Resources Ventures, LLC, the general partner of the Partnership, is responsible for oversight and coordination of the development and management of the Prospects 1 in conjunction with Touchstone Resources, USA, the operator of the Prospects 1.

The Company accounts for this interest using the equity method. The pro rata share of loss reflected on the December 31, 2002 income statement of the Company is $66,247. The Company received $16,174 in dividends during 2002, which reduced the investment in the partnership.

This chart describes the interest in the wells.

                                                    Net Revenue
                                                  Interest Before
                                                       Payout
                                                 --------------------

        Melton                                          3.78%
        Hooks
                                                        4.24
        Gaulding
                                                        1.60

Louisiana Shelf Partners, L.P.
------------------------------

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC, the general partner. The limited partnership formed was Louisiana Shelf Partners, L.P. ("LSP") of which the Company received a limited partnership interest of approximately 9% for a $256,500 capital contribution; however, the Company has contributed $270,000 as of December 31, 2002. The other partners were responsible for contributing an aggregate of $2,362,500 to LSP, the majority of which was paid by December 31, 2002. As of December 31, 2002, LSP acquired from Louisiana Shelf Exploration, Inc. certain geological and geophysical data and an interest in oil, gas and mineral leases located in Cameron Parish, Louisiana for a purchase price of $2,450,000 of which $370,000 remained payable on that date. Pursuant to the partnership agreement, the Company and the other LSP partners will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP.

The Company accounts for this interest using the equity method.

PHT Partners, L.P.
-------------------

On August 14, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner. The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company received a limited partnership interest of 4.1% in exchange for a $50,000 capital contribution. The other partners were responsible for contributing an aggregate of $1,162,000 to PHT which was paid prior to December 31, 2002. PHT invested $883,000 in APICO as of December 31, 2002, in return for 883 units which represented a 21.54% interest.

The Company accounts for this interest using the cost method.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 8 - DEVELOPED OIL AND GAS PROPERTIES

Oil And Gas Costs Summary
--------------------------

Included below is the Company's investments and activity in oil and gas producing activities consisted of the following at December 31:

                                                                            2002           2001
                                                                       --------------   -----------

         Proved property acquisition costs                             $   825,010      $      -
         Development costs                                                       -             -
         Capitalized acquisition costs                                      25,617             -
         Accumulated depreciation, depletion, amortization,
           and valuation allowance                                       (345,608)             -
                                                                       --------------   -----------

         Net capitalized costs                                         $   505,019      $      -
                                                                       ==============   ===========


Results Of Operations From Oil And Gas Producing Activities
-----------------------------------------------------------

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) consisted of the following at December 31:


                                                                             2002           2001
                                                                       ---------------   -----------
         Oil and gas sales                                             $    160,967      $        -
         Production costs                                                   (81,642)              -
         Taxes other than income taxes                                            -               -
         Depletion, depreciation and amortization                          (345,608)              -
                                                                       ---------------   -----------

          Results of operations from oil and gas producing activities  $   (266,283)     $        -
                                                                       ===============   ===========





NOTE 9 - MARKETABLE SECURITIES

On August 7, 2002, the Company acquired 207,044 shares of CytRx Corp.'s common stock as partial payment of principal and interest on a note. Management determines the appropriate classifications of its investments using SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

The marketable securities reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within the Statement of Stockholders' Equity section of the balance sheets. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 9 - MARKETABLE SECURITIES (Continued)

Available-for-sale securities consist of the following at December 31, 2002:

                                                      Gross
                                                   Unrealized
                                       Cost           Loss        Fair Value
                                     -----------   ------------  ------------

Stock                                $  130,438    $   78,677    $    51,761
                                     -----------   ------------  ------------

Total Current                        $  130,438    $   78,677    $    51,761
                                     ===========   ============  ============

There were no marketable securities at December 31, 2001.


NOTE 10 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax asset (liability) are as follows at December 31:

                                                                                     2002           2001
                                                                                 ------------    ----------
      Deferred tax asset
          Other                                                                  $  37,100       $       -
          Tax benefit arising from net operating loss carry forward                493,500         112,600
                                                                                 ------------    ----------

                                                                                   530,600         112,600
      Less valuation allowance                                                    (530,600)       (112,600)
                                                                                 ------------    ----------

      Net deferred tax asset                                                     $       -       $       -
                                                                                 ============    ==========


Income tax benefit consists of the following at December 31:

                                                                                       2002            2001
                                                                                  --------------  -------------
      Deferred
          Federal                                                                 $      30,500   $          -
          State                                                                           6,600              -
      Federal and state benefit of net operating loss carry forward                     493,500        112,600
                                                                                  --------------  -------------
                                                                                        530,600        112,600
      Less valuation allowance                                                         (530,600)      (112,600)
                                                                                  --------------  -------------

      Income tax benefit                                                          $           -   $          -
                                                                                  ==============  =============

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 10 - INCOME TAXES (Continued)

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $1,247,800. The federal and state net operating loss carryforwards expire beginning 2018 through 2020. However, these carryforwards may be limited due to changes in the ownership of the Company as a result of future equity offerings. Recognition of the benefits of the deferred tax assets will require that the Company will generate future taxable income. There can be no assurance that the Company generates any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $530,600 and $112,600 as of December 31, 2002 and 2001, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 34%.

                                                                                          December 31,
                                                                                  ------------------------------
                                                                                    2002                2001
                                                                                  -------------    -------------
      Federal income tax benefit at statutory rate                                $  464,100        $    92,700
      State income tax benefit (net of effect of federal benefit)                     66,500             19,900
      Less valuation allowance                                                      (530,600)          (112,600)
                                                                                  -------------    -------------

      Income Tax Benefit                                                          $        -        $         -
                                                                                  =============    =============

      Effective Income Tax Rate                                                        0%                0%
                                                                                  =============    =============


NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                                                                 2002            2001
                                                              -------------   -----------

      Accrued Interest                                         $  33,445      $        -
      Accrued Interest Related Party                              11,305               -
      Accounts Payable                                            11,024               -
      Other Accrued Expenses                                     185,256         178,652
                                                              -------------   -----------

                                                               $ 241,030       $ 178,652
                                                              =============   ===========


At December 31, 2002, the Company owed payables for oil and gas interests in the amount of $25,010 in connection with the Texas Prospects acquired.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 12 - NOTES PAYABLE

Notes payable consisted of the following at December 31:

                                                                                2002            2001
                                                                          ----------------  -------------

  12% Secured convertible note                                            $    1,500,000    $          -
  10% Promissory note - related party                                            295,000               -
  10% Promissory note                                                             11,000               -
  10% Convertible promissory notes                                                     -         310,000
  Other                                                                                -           8,000
                                                                          ----------------  -------------

                                                                               1,806,000         318,000

      Less unamortized discount                                                1,218,918               -
                                                                          ----------------  -------------

                                                                          $      587,082    $    318,000
                                                                          ================  =============


12% Secured Convertible Note
----------------------------

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed their name to Trident Growth Fund, L.P. The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of face value prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into common stock of the Company at a conversion rate of $0.55 per share. Gemini was issued warrants to purchase 300,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock.

The conversion rate of the note and exercise price of the warrants is $0.55 which is subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs will be amortized over the term of the loan. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. As of December 31, 2002, the Company failed to comply with three financial covenants but received a waiver from the lender.

Under the terms of the loan agreement, the Company was required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days from the date of the closing of the loan. The Company was originally required to fully register the common stock by October 2002. The Company would have been subject to a monthly penalty of 0.1% shares of its common stock then outstanding computed on a fully diluted basis per day until the shares are registered, however, Gemini waived the specific covenants for six months. Subsequent to December 31, 2002, the Company granted warrants to purchase 25,000 shares of common stock at an exercise price of $0.55, subject to periodic adjustments based on market trading price, which expire on April 30, 2012 to Gemini in consideration for the granting of a waiver due to the Company's failure to meet their loan covenants.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 12 - NOTES PAYABLE (Continued)

Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds from issuance of the convertible promissory note and warrants based on a fair value basis of each item. The fair value of the warrant was determined to be $225,000 by an independent valuation. The conversion price was reduced to $0.55 (post split) on October 26, 2002 upon the issuance of the Company's common stock in a private placement offering which resulted in the reset of the conversion price. The reset of the conversion amount resulted in a beneficial conversion feature of $1,275,000. Under EITF 00-27 a discount was recorded against the note payable for the amount of the warrant and beneficial conversion feature which is being amortized over the remaining term of the note. As of December 31, 2002, the Company amortized $281,082 of the discount as interest expense.

10% Promissory Notes
--------------------

As of December 31, 2002, the Company had borrowed $295,000 with interest payable at 10% per annum from Continental Southern Resources, Inc. (a related party). The notes plus accrued interest are payable on demand. As of December 31, 2002 the Company has accrued $12,851 of interest related to the notes. The Company and Continental Southern Resources, Inc. have one common director on their Board of Directors who also serves as president of the Company.

As of December 31, 2002, the Company has outstanding promissory notes to 1025 Investments, Inc. in the amount of $1,000 and a promissory note to CSR-Waha in the amount of $10,000.

10% Convertible Promissory Notes
--------------------------------

In April 2001 and as amended April 10, 2002, the Company issued $310,000 in convertible promissory notes with interest payable at 10% per annum. In connection with the issuance of the convertible promissory notes, the Company also issued warrants which were exercisable immediately to purchase 310,000 shares of the Company's common stock. The warrants have an exercise price of $1.25 per share and expire in April 2004. The notes plus accrued interest were originally due upon the earlier of April 10, 2003 or upon the receipt of funds or financing from any source. The principal amount of the notes was repaid April 26, 2002. As of December 31, 2002 the Company has paid $18,653 of the $32,556 of accrued interest related to the notes.

EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the convertible Series 1 Promissory Notes and warrants based on a fair value basis of each item. Consequently, a discount was recorded against the convertible Series 1 Promissory Notes. An additional beneficial conversion discount was recorded since the Series 1 Promissory Notes were convertible into common shares of stock at a rate of $2.50 per share, before stock split, while the prevailing common stock share price was $5.00. Under EITF 00-27 the note discounts amounting to $310,000 were amortized over the four month period from the date of issuance to the stated redemption date of the notes, which is September 1, 2001.


NOTE 13 -  SUBSCRIPTION RECEIVABLE

On December 5, 2002, the Company's Board of Directors authorized the sale of 550,000 shares of common stock at a par value of $.001 in return for $305,000. The Company initially recorded a subscription receivable of $305,000 which was collected during January 2003.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 14 - STOCKHOLDER'S EQUITY

On July 24, 1997, the Company issued 1,500,000 shares of its $0.001 par value common stock to its directors in consideration of $18,074 in cash.

On January 21, 2000, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was in compliance with federal registration pursuant to the Form SB-2 filed with the Securities and Exchange Commission which was declared effective on December 22, 1999. Subsequently, the Company sold 10,000,000 shares of its common stock at a price of $0.004 per share for a total of $20,000 cash.

During October and November 2002, the Company sold and issued 1,614,528 shares of common stock in private placement transactions for $0.55 per share. The Company recorded $85,500 in offering costs and $3,287 in legal fees related to the raise.

During November and December 2002, the Company sold and issued 702,670 shares of common stock and warrants to purchase 702,670 shares in a private placement for $0.60 per share. The Company recorded $35,000 in offering costs and $1,409 in legal fees related to the raise.

On December 1, 2002, the Company issued an option to purchase 400,000 shares of the Company's common stock pursuant to a consulting agreement. The Company recorded deferred compensation in the amount of $48,000 to be amortized as consulting expense over one year. As of December 31, 2002, $4,000 of this amount had been amortized.

On December 30, 2002, the Company effected a two for one stock split, which has been reflected in these financial statements.

STOCK WARRANTS

The Company had the following outstanding common stock warrants to purchase its securities at December 31:

                                                 2002                                       2001
                                ---------------------------------------    ----------------------------------------

                                     Number of          Exercise Price          Number of           Exercise Price
Description of Series             Warrants issued          Per Share         Warrants issued          Per Share
----------------------------    -------------------    ----------------    -------------------    -----------------
Expire April 2004                        310,000            $   1.25                310,000            $    1.25
Expire April 2012                        300,000            $   0.55                      -            $       -
Expire November 2005                     702,666            $   0.60                      -            $       -
                                -------------------                        -------------------

Common Stock                           1,312,666                                    310,000
                                ===================                        ===================

STOCK OPTIONS

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2002 and 2001 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would not have differed.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 14 - STOCKHOLDER'S EQUITY (Continued)

                                                                                   2002               2001
                                                                             -----------------    ---------------

       Net income, as reported                                               $   (1,326,007)      $   (553,505)
       Add:  Stock-based employee compensation expense included
            in reported net income determined under APB No. 25,
            net of related tax effects                                                    -                  -
       Deduct:  Total stock-based employee compensation expense
           determined under fair-value-based method for all awards,
           net of related tax effects                                                     -                  -
                                                                             -----------------    ---------------

       Pro forma net income                                                  $   (1,326,007)      $   (553,505)
                                                                             -----------------    ---------------

       Earnings per share:
            Basic - as reported                                              $        (0.11)      $      (0.05)
            Basic - pro forma                                                $        (0.11)      $      (0.05)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

                                                    2002           2001
                                                  ----------  ------------

          Risk free rate                            1.26%           N/A
          Expected years until exercise              1.0            N/A
          Expected stock volatility                  110%           N/A
          Dividend yield                              -             N/A
                                                  ==========  ============


No options were issued prior to 2002. The following tables summarize the Company's stock option activity and related information during 2002:

                                            Number of         Weighted-Average
                                             Shares           Exercise Price
                                           ---------------   ------------------

      Balance at December 31, 2001                    -       $            -

      Granted                                   200,000
                                           ---------------   ------------------

      Balance at December 31, 2002              200,000       $            -
                                           ===============   ==================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 14 - STOCKHOLDER'S EQUITY (Continued)

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
     Range of           Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise            at December 31,           Remaining          Exercise          December 31,         Exercise
      Prices                   2002              Contract Life          Price               2002               Price
-------------------    ---------------------     ---------------    --------------    ------------------    ------------

$             0.60                200,000                 1.0        $      0.60               200,000       $     0.60


The person who was the president of the Company from January through September 2002 provided services to the Company without compensation. For the nine month ended September 30, 2002, management estimated the value of these services to be $10,000. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company recorded an expense of $10,000 representing the value of these services provided. An offsetting entry was recorded to additional paid-in capital. In September 2002 the Company hired a new president who was being compensated.


NOTE 15 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

The Company borrowed $645,000 from Continental Southern Resources, Inc. ("CSOR") in August through December 2002 with interest payable at 10% per annum. The loan amount payable at December 31, 2002 was $295,000. The note plus accrued interest are payable on demand. The Company and CSOR have one common director who also serves as president of the Company.

CSOR owned 319,000 shares of the Company representing approximately 2% of ownership in the Company at December 31, 2002.

The Company entered into an agreement for investors services with ESC Consulting Services Corp. on May 31, 2002. This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month. The Company incurred $48,000 of consulting expense as of December 31, 2002. The president of ESC Consulting sits on the board of directors of the Company.

In January 2003, Mark Bush, the president of Touchstone Resources USA, Inc. became a director of the Company. Mr. Bush is also the managing member of LS Gas, LLC, which is the general partner of Louisiana Shelf Partners, LP.


NOTE 16 - OPERATING LEASES

On September 9, 2002, the Company entered into a lease agreement for office space. The lease period is for one year and rent is $18,000 annually. As of December 31, 2002, the Company paid $6,000 of rent expense for the office lease.

NOTE 17- COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 18 - COMMITMENT AND CONTINGENCIES

General
--------

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

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes certain policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

Potential Loss Of Oil And Gas Interests/ Cash Calls
---------------------------------------------------

The Company is subject to cash calls related to its various investments in oil and gas prospects.

Subsidiary, PH Gas, L.P. will have cash calls in the first half of 2003. The total cash call of at least $3,500,000 will result in $341,600 to PH Gas, L.P. based on its 9.76% interest. If the Company does not pay its share of cash calls it will forfeit all or some of its rights in certain of its interests in the Prospects and any related profits. The Company's share of additional exploratory and drilling cost over the next year is uncertain at this time. If one or more of the other members of the prospect fail to pay their share of the prospect costs - the Company may need to pay additional funds to protect its investment.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 19 - SUBSEQUENT EVENTS

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership (the "LP Interest") from Continental Southern Resources, Inc. The purchase price was $2,000,000 which was to be paid by $150,000 due upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the common stock of the Company.

On January 15, 2003, the Company entered into a consulting agreement with Rhodes Ventures, S.A. The agreement is for a twelve month period and the Company will pay consideration in the form of options to purchase 400,000 shares of the Company's common stock at $0.65 per share payable upon the closing of a future equity transaction.

On January 23, 2003, the Company entered into a public relations agreement with TKO International, Inc. The agreement is for a three month period ending on April 30, 2003 at a fee of $20,000.

On February 10, 2003, the Company entered into a public relations agreement with Corporate Development Associates, LLC. The agreement is for an unspecified period at a fee of $217,000 of which $50,000 was paid as of December 31, 2002.

During January, February, and March the Company received funds through demand promissory notes totaling $152,000 from an unrelated party.

On February 21, 2003, the Company received a loan in the form of a promissory note from an unrelated party in the amount of $30,000.

On February 21, 2003, the Company's Board of Directors designated 5,538,461 of the 10,000,000 shares of preferred stock to be non-voting Series A 10% Convertible Preferred Stock. In the event of liquidation of the Company the preferred stock is convertible into shares of common stock. The preferred stock is redeemable at any time by the Company at a rate of $0.65 per share. On February 28, 2006 all of the series A preferred stock is to be redeemed at $0.65 per share. The holders of shares of this stock will be entitled to receive dividends at a rate of 10% per annum which accrue from the date of issuance of each share. The dividends are payable semi-annually only if declared by the Board of Directors. These dividends have preference over common stock cash dividends. The preferred stock is convertible into shares of common stock at the option of the holder under terms described in the Certificate of Designation of this preferred stock.

On February 21, 2003, the Company entered into an investment agreement with Ocean Resources Capital Holding PLC ("ORCH"). In accordance with the agreement, the Company issued 5,583,461 shares of its Series A 10% Convertible Preferred Stock in exchange for 4,390,00 ordinary shares of ORCH, along with warrants to purchase an additional 4,390,000 shares. ORCH trades on the London Stock Exchange in the AIM market. The Company also entered into a loan facility agreement with ORCH whereby the Company intends on borrowing $600,000 which is to be secured by the Company's shares of ORCH. The loan matures on May 31, 2003 and bears interest at LIBOR plus 2%.

On January 31, 2003, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share to each of two directors of the Company in connection with their appointments to serve. The options are fully vested and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company.

On January 30, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $0.65 per share to the Chief Executive Officer, also a Director of the Company. The options are immediately exercisable and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 20 -  SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2002 and 2001 were as follows:

                                               2002           2001
                                            -------------  ------------

           Interest                          $    31,973   $         -
                                            =============  ============

           Income taxes, net                 $         -   $         -
                                            =============  ============



The Company received 207,044 shares of CyRx Corporation common stock in partial settlement of a note receivable (see Note 5).


NOTE 21 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

OIL AND GAS RESERVES

The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved development oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by an outside petroleum engineer. All proved developed reserves of oil and gas are located in Texas.

The following table presents estimates of the Company's net proved developed oil and gas reserves:


                                                                                   December 31,
                                                                       --------------------------------------
                                                                             2002                 2001
                                                                       ------------------   -----------------

         Purchase of proved developed reserves (bbls), in place                 15,858                   -
         Production                                                             (6,436)                  -
         Extension of reservoir                                                      -                   -
         Revisions of previous estimates                                             -                   -
                                                                       ------------------   -----------------

         Proved developed reserves (bbls), end of year                           9,422                   -
                                                                       ==================   =================

         Equity in reserves in equity method investees                           3,128                   -
                                                                       ==================   =================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 21 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

Standardized Measure Of Discounted Future Net Cash Flows (Unaudited)
-------------------------------------------------------------------

SFAS No. 69, "Disclosure about Oil and Gas Producing Activities" prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates for where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                                                  December 31,
                                                                      ------------------------------------
                                                                              2002                2001
                                                                      ------------------  ----------------

       Future cash inflows                                            $       214,868     $             -
       Future production costs                                                (41,497)                  -
       Future development costs                                                (9,922)                  -
       Future income tax expense                                                    -                   -
                                                                      ------------------  ----------------

       Future net cash flows (undiscounted)                                   163,449                   -

        Annual discount of 10% for estimated timing                            (8,794)                  -
                                                                      ------------------  ----------------

        Standardized measure of future net                            $       154,655     $             -
                                                                                                        -
                                                                      ==================  ================

        Equity in standardized measure of equity method investees     $        52,001     $             -
                                                                      ==================  ================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 21 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

Changes In Standardized Measure (Unaudited)
------------------------------------------

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31:


                                                                           2002                 2001
                                                                       ----------------   ---------------

         Standardized measure, beginning of period                      $          -        $          -
         Net changes in prices and production costs                                -                   -
         Future development costs                                                  -                   -
         Revisions of previous quantity estimates                                  -                   -
         Extension of reservoir                                                    -                   -
         Sale of reserves in place                                                 -                   -
         Accretion of discount                                                     -                   -
         Changes in income taxes, net                                              -                   -
         Purchased reserves                                                  154,655                   -
                                                                       ----------------   ---------------

         Standardized measure, end of period                            $    154,655         $         -

                                                                       ================   ===============

         Equity in standardized measure of equity method investees      $     52,001         $         -
                                                                       ================   ===============


The following schedule lists the total assets, liabilities and results of limited partnerships which the Company is invested in at December 31, 2002:

                                                                                 Touchstone
                                                                               Resources-2001
                                                                                  Hackberry           Louisiana Shelf
                                                         PH Gas, LP          Drilling Fund, LP         Partners, LP
                                                     ---------------------  ----------------------  --------------------

Total Assets                                           $        506,160      $        3,093,936      $      2,623,250
                                                     =====================  ======================  ====================

Total Liabilities                                                50,000                       -               374,077

                                                     =====================  ======================  ====================

Results of Operations
   Sales                                                              -                 556,840                     -
   Gross profit                                                       -                 488,478                     -
   Net loss                                            $           (340)     $         (645,680)     $        (14,328)


                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements



NOTE 21 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

The following is a summary of costs incurred by the equity method of investment:

                                                                             December 31, 2002
                                                     ------------------------------------------------------------------
                                                                                 Touchstone
                                                                               Resources-2001
                                                                                 Hackberry           Louisiana Shelf
                                                        PH Gas, LP          Drilling Fund, LP          Partners, LP
                                                     --------------------  -----------------------  -------------------

Proved property acquisition costs                     $              -      $           400,000      $             -
Unproved acquisition costs                                     130,000                        -              230,423
Development costs                                                    -                        -                    -
Capitalized acquisition costs                                   34,158                   33,646                1,881

Accumulated depreciation, depletion, amortization,
   and valuation allowance                                           -                 (116,208)                   -
                                                     --------------------  -----------------------  -------------------

Net Capitalized Costs                                 $        164,158      $           317,438      $       232,304
                                                     ====================  =======================  ===================


There were no equity investments in 2001.