Form 10QSB
period 2003-03-31
BPK RESOURCES INC
filed 2003-05-16
CIK 1093818

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ______________

Commission file no. 000-27339

                               BPK RESOURCES, INC.
                         -------------------------------
              (Exact Name of Small Business Issuer as Specified in
                                  Its Charter)

                         NEVADA                       88-0426887
             ------------------------------    -------------------------
            (State or Other Jurisdiction of          (IRS Employer
             Incorporation or Organization)         Identification No.)

                        5858 WESTHEIMER STREET, SUITE 709
                                HOUSTON, TX 77057
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (713) 978-7991
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)



                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ ]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : There were 14,517,198 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 7, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets (unaudited)                              1

          Condensed Statements of Operations - (unaudited)                  2

          Condensed Statements of Cash Flows - (unaudited)                  3

          Notes to Condensed Consolidated Financial Statements              4

Item 2.   Management's Discussion and Analysis or Plan of Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheet
                                     ASSETS


                                                                                    March 31,         December 31,
                                                                                      2003                2002
                                                                                ------------------  ---------------
                                                                                 (UNAUDITED)         (UNAUDITED)
(Unaudited) (Audited)
Current assets
   Cash and cash equivalents                                                    $    42,975        $    26,980
   Accounts receivable                                                               45,466             52,840
   Marketable securities                                                          4,356,502               --
   Notes and interest receivable                                                     84,655             53,340
   Prepaid expenses                                                                 268,836            119,524
                                                                                -----------        -----------
Total current assets                                                              4,798,434            252,684
                                                                                -----------        -----------
Developed oil and gas interests net, using successful efforts                       356,658            505,019
Oil and gas properties, cost not being amortized                                    975,766               --
Investment in limited partnerships                                                  751,720            785,773
Goodwill                                                                          1,235,248               --
Marketable securities                                                                  --               51,761
                                                                                -----------        -----------

                                                                                $ 8,117,826        $ 1,595,237
                                                                                ===========        ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                        $   415,214        $   241,030
   Payables for oil and gas interests                                               128,326             25,010
   Notes Payable                                                                    208,000             11,000
   Notes payable - related party                                                  1,775,000            295,000
   Convertible notes                                                                561,906            281,082
                                                                                -----------        -----------
Total current liabilities                                                         3,088,446            853,122
                                                                                -----------        -----------
Minority interest                                                                     2,100               --
                                                                                -----------        -----------
Commitments and contingencies
   Mandatorily redeemable preferred stock, Series A, $.001 par value authorized
     - 5,538,461 shares; 5,538,461 shares,
     issued and outstanding as of March 31, 2003 and 0 at 2002                    3,605,538               --
                                                                                -----------        -----------
Stockholders' equity
   Common stock, $.001 par value authorized 100,000,000 shares; 13,817,198 shares, issued and outstanding and 600,000 issuable
     as of March 31, 2003 and 13,817,198 at 2002                                     14,417             13,817
   Additional paid in capital                                                     4,205,289          3,076,661
   Deferred compensation                                                            (35,777)           (44,000)
   Less stock subscription receivable                                                  --             (305,000)
   Accumulated other comprehensive loss                                             (21,701)           (78,677)
   Deficit accumulated during development stage                                  (2,740,486)        (1,920,686)
                                                                                -----------        -----------
Total stockholders' equity                                                        1,421,742            742,115
                                                                                -----------        -----------
                                                                                $ 8,117,826        $ 1,595,237
                                                                                ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                 April 2, 1997
                                                            Three Months Ended   (Inception) to
                                                                   March 31,       March 31,
                                                 ------------------------------  ------------
                                                      2003            2002           2003
                                                 --------------  --------------- ------------
Revenues                                         $     82,879   $        --      $    243,846
                                                 ------------   -------------    ------------
Operating expenses
   Production expenses                                 24,118            --           105,760
   Depletion and amortization                         161,718            --           543,097
   Dry hole and impaired properties                      --              --           146,838
   General and administrative                         312,054         106,120         990,126
                                                 ------------   -------------    ------------
Total operating expenses                              497,890         106,120       1,785,821
                                                 ------------   -------------    ------------
Loss from operations                                 (415,011)       (106,120)     (1,541,975)
Other (income) expense
   Interest income                                     (1,315)           --           (37,813)
   Interest expense                                   380,883          11,213       1,143,050
   Partnership investment (gain) loss                  (3,179)           --            64,874
                                                 ------------   -------------    ------------
Total other expenses, net                             376,389          11,213       1,170,111
                                                                                 ------------
Loss before minority interest                        (791,400)       (117,333)     (2,712,086)
                                                 ------------   -------------    ------------
Minority interest                                       1,600            --             1,600
                                                 ------------   ------------     ------------
Net loss                                             (789,800)       (117,333)     (2,710,486)
Preferred dividend on series A preferred stock         30,000            --            30,000
                                                 ------------   -------------    ------------
Net loss to common shareholders                  $   (819,800)   $   (117,333)   $ (2,740,486)
                                                 ============   =============    ============
Basic and diluted loss per common share          $      (0.06)   $      (0.01)
                                                 ============   =============
Basic and diluted weighted average common
 shares outstanding                                14,318,297      11,500,000
                                                 ============    ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                                            APRIL 2, 1997
                                                                           THREE MONTHS ENDED               (INCEPTION) TO
                                                                                MARCH 31,                     MARCH 31,
                                                                                MARCH 31,
                                                                ------------------------------------------   -------------
                                                                        2003                 2002                2003
                                                                -------------------  ---------------------   -------------
Net cash used in operating activities                                $  (336,416)         $    (1,544)         $(2,032,462)
                                                                     -----------          -----------          -----------
Cash flows from investing activities
    Advances                                                             (30,000)                --               (272,700)
    Repayment from unrelated party                                          --                   --                140,600
    Loan to unrelated party                                                 --                   --                (50,000)
    Purchases of limited partnership, net of cash                       (146,821)                --               (146,821)
    Purchases of oil and gas interests                                      --                   --               (850,627)
    Distribution from limited partnerships                                37,232                 --                119,653
                                                                     -----------          -----------          -----------
Net cash used in investing activities                                   (139,589)                --             (1,059,895)
                                                                     -----------          -----------          -----------
Cash flows from financing activities
    Issuance of debt                                                     207,000                2,000            1,955,854
    Issuance of debt - related party                                        --                   --                645,000
    Repayment of debt                                                       --                   --               (318,000)
    Repayment of debt - related party                                    (20,000)                --               (370,000)
    Issuance of common stock, net costs                                     --                   --                917,478
    Collection of subscription receivable                                305,000                 --                305,000
                                                                     -----------          -----------          -----------
Net cash provided by financing activities                                492,000                2,000            3,135,332
                                                                     -----------          -----------          -----------
Net increase (decrease) in cash and cash equivalents                      15,995                  456               42,975

Cash and cash equivalents, beginning of period                            26,980                   47                 --
                                                                     -----------          -----------          -----------
Cash and cash equivalents, end of period                             $    42,975          $       503          $    42,975
                                                                     ===========          ===========          ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by BPK Resources, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.



NOTE 2 - DESCRIPTION OF BUSINESS

Nature of Operations

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements










NOTE 3 - NOTES RECEIVABLE - RELATED PARTY

As of March 31, 2003, the Company had an unsecured demand loan, which it had made to Touchstone Resources, Inc., a related party, in the amount of $30,000. The loan bears interest at 10% per annum. The Company has recorded $308 of interest receivable as of March 31, 2003.


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS



                                                                                MARCH 31,          DECEMBER 31,
                                                                                   2003                2002
                                                                             -----------------    ---------------
Developed Oil and Gas Interests Net, Using Successful Efforts -
Hackberry Prospects - Melton and Hooks Wells
       Leasehold Acquisition and Mineral Interests                               $  825,010          $ 825,010
       Capitalized Costs                                                             25,616             25,616
       Depletion                                                                   (493,968)          (345,607)
                                                                             -----------------    ---------------
                                              Total                                       $       $    505,019
                                                                                    356,658
                                                                             =================    ===============

Oil and Gas Properties, Cost Not Being Amortized - CSR - Waha
       Leasehold Acquisition and Mineral Interests                               $  370,005            $     -
       Capitalized Costs                                                            192,561                  -
       Drilling in Progress Intangible                                              372,235                  -
       Drilling in Progress Tangible                                                 40,965                  -
                                                                             -----------------    --------------
                                              Total                              $  975,766            $     -
                                                                             =================    ===============


The following table represents the Investment in Limited Partnership at March 31, 2003:


                                                     TOUCHSTONE
                                                      RESOURCES
                                                       2001 -
                                                      HACKBERRY          LOUISIANA
                                                      DRILLING             SHELF               PHT
                                   PH GAS, LP         FUND, LP          PARTNERS, LP       PARTNERS, LP          TOTAL
                                  --------------    --------------     ---------------    ---------------    --------------
Ownership Percentage                     32.5%            10.26%              9.405%              4.1%

Original Cost Basis                 $ 150,000         $ 400,000           $ 270,000          $  50,000       $   870,000
Pro-rata share of gain (loss)          (4,297)          (60,577)                  -                  -           (64,874)
Cash Distributions                          -           (39,906)            (13,500)                 -           (53,406)
                                  --------------    --------------     ---------------    ---------------    --------------
                         Total       $ 145,703         $ 299,517           $ 256,500          $  50,000       $   751,720
                                  ==============    ==============     ===============    ===============    ==============

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

The following table represents the Investment in Limited Partnership at December 31, 2002:

                                                        TOUCHSTONE
                                                         RESOURCES
                                                          2001 -
                                                         HACKBERRY         LOUISIANA
                                                         DRILLING            SHELF                PHT
                                      PH GAS, LP         FUND, LP         PARTNERS, LP       PARTNERS, LP           TOTAL
                                     --------------    --------------    ---------------    ----------------    --------------
Ownership Percentage                           32.5%           10.26%             9.405%           4.1%

Original Cost Basis                       $ 150,000         $ 400,000         $ 270,000        $  50,000        $ 870,000
Pro-rata share of loss                       (1,806)          (66,247)             --               --            (68,053)
Cash Distributions                             --             (16,174)             --               --            (16,174)
                                          ---------         ---------         ---------        ---------        ---------
                           Total          $ 148,194         $ 317,579         $ 270,000        $  50,000        $ 785,773
                                          =========         =========         =========        =========        =========


CSR-WAHA PARTNERS, L.P.

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware Limited Partnership from Continental Southern Resources, Inc. ("CSOR"), a related party. The purchase price of $2,000,000 consisted of $150,000 which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the common stock of BPK Resources, Inc. The note term was subsequently extended to June 30, 2004 in consideration of 100,000 shares of the Company's common stock. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. The Company and CSOR have one common director who is the President of the Company.

At the discretion of CSR, LLC, the general partner, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to CSR, LLC until all unreturned capital balances have been returned and then 80% to the limited partner in proportion to their percentage interest and 20% to CSR, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated after giving effect to certain regulatory allocations and cumulative prior allocations 75% to the limited partner and 25% to CSR, LLC. Losses in general will be allocated after giving effect to regulatory allocations and certain proportionate allocations to all partners with a positive capital account in proportion to the extent of their balances and then entirely to CSR, LLC. In connection with the acquisition of CSR-Waha, the Company recorded $1,235,248 of goodwill.

The Company accounts for its investment in CSR Waha Partners, L.P. using the consolidation method.

PH GAS, L.P. - SELECTED INFORMATION

The Company is not subject to capital calls in connection with its limited partnership interest in PH Gas, L.P. However, PH Gas, L. P. is subject to cash calls from its investment in APICO, LLC ("APICO") as explained below. If PH Gas,
L. P. does not meet its cash calls, then the Company's investment in PH Gas, L.P. may become impaired. The APICO membership agreement provides that PH Gas, L.P. and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PH Gas, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' interests for 1% of their original purchase price.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements









NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

Louisiana Shelf Partners, L.P. - selected information

Pursuant to the partnership agreement, the Company and the other partners of Louisiana Shelf Partners, L.P. ("LSP") will be called upon from time to time for additional contributions to meet the reasonable capital requirements of LSP. LSP received an AFE from the operator for approximately $4,800,000 related to proposed exploration in the Cameron Parish prospect. The Company's portion of this AFE is approximately $432,000.

The Company accounts for this interest using the equity method.


NOTE 5 - MARKETABLE SECURITIES

On February 21, 2003, the Company entered into an investment agreement with Ocean Resources Capital Holding PLC ("ORCH"). In accordance with the agreement, the Company issued 5,583,461 shares of its Series A 10% Convertible Preferred Stock in exchange for 4,390,000 ordinary shares of ORCH, along with warrants to purchase an additional 1,463,333 shares. ORCH trades on the London Stock Exchange in the Alternative Investment Market ("AIM"). The Company also entered into a loan facility agreement with ORCH whereby the Company intends to borrow $600,000 which is to be secured by the Company's shares of ORCH. The loan matures on May 31, 2003 and bears interest at LIBOR plus 2%.

The Company will not be entitled to dispose of any of the ORCH shares prior to or during a period of at least 2 months from admission to AIM without the prior consent of ORCH. The Company agreed to place $720,000 of the net proceeds from the sale of the ORCH shares in an escrow account until the second anniversary of the original agreement, on terms satisfactory to ORCH, on the basis that such amount is equal to two years' dividends in respect of the Company's shares and the funds standing to the credit of the escrow account shall be used solely for payment of dividends in respect of the Company's shares. The Company agreed that other than day to day creditors and the proposed $600,000 margin account, the Company will not incur more than $1,000,000 further indebtedness, without the prior written permission of ORCH. The Company agreed that ORCH shall be entitled to nominate a director to the Company's board of directors and shall take all such steps that may be required to appoint such person to serve on the board of directors of the Company until the next meeting of the stockholders of the Company held for the purpose of electing directors.


Available-for-sale securities consist of the following at March 31, 2003:

                                                      GROSS
                                                    UNREALIZED
                                   COST                LOSS             FAIR VALUE
                              ----------------    ---------------     ----------------
Stock - CYTR                     $  130,439                   $           $ 126,298
                                                        (4,141)
Stock - ORCH                      3,490,050                  -            3,490,050
Warrants - ORCH                     757,714            (17,560)             740,154
                              ----------------    ---------------     ----------------

Total Current                   $ 4,378,203                   $          $4,356,502
                                                       (20,701)
                              ================    ===============     ================



                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements




NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following at:






                                                  MARCH 31,         DECEMBER 31,
                                                    2003                2002
                                               ---------------     ---------------
 12% Secured convertible note                    $ 1,500,000        $ 1,500,000
 10% Promissory note - related party               1,775,000            295,000
 10% Promissory note                                 208,000             11,000
                                               ---------------     ---------------
                                                   3,483,000          1,806,000
     Less unamortized discount                       938,094          1,218,918
                                               ---------------     ---------------
                                                $  2,544,906         $  587,082
                                               ===============     ===============


12% SECURED CONVERTIBLE NOTE

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed their name to Trident Growth Fund, L.P. The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note. The Company's obligation to repay the note is secured by a security interest granted to the lender covering substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests. The note matures on October 31, 2003; however, the Company has the option to redeem the note at 100% of face value prior to the maturity date. Gemini has the option to convert the principal amount of the note plus all accrued interest into common stock of the Company at a conversion rate of $0.55 per share. Gemini was issued warrants to purchase 300,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock.

The conversion rate of the note and exercise price of the warrants is $0.55 which is subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs will be amortized over the term of the loan. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. As of March 31, 2003, the Company failed to comply with three financial covenants but received a waiver from the lender.

Under the terms of the loan agreement, the Company was required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants within 180 days from the date of the closing of the loan. The Company was originally required to fully register the common stock by October 2002. The Company would have been subject to a monthly penalty of 0.1% shares of its common stock then outstanding computed on a fully diluted basis per day until the shares are registered; however, Gemini waived the specific covenants for six months.

As of March 31, 2003, the Company granted warrants to purchase 25,000 shares of common stock at an initial exercise price of $0.55, subject to periodic adjustments based on market trading price, which expire on April 30, 2012 to Gemini in consideration for the granting of a waiver due to the Company's failure to meet their loan covenants.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements




NOTE 6 - NOTES PAYABLE (Continued)

10% Promissory Notes

As of March 31, 2003, the Company had borrowed $1,775,000 with interest payable at 10% per annum from Continental Southern Resources, Inc. (a related party). The $1,500,000 note plus accrued interest was due on April 30, 2003, and subsequently extended to June 30, 2004 in consideration of 100,000 shares of the Company's common stock. The remaining $275,000 of notes plus accrued interest are payable on demand. As of March 31, 2003 the Company has accrued $51,347 of interest related to the notes. The Company and Continental Southern Resources, Inc. have one common director on their Board of Directors who also serves as president of the Company.

As of March 31, 2003, the Company had borrowed $178,000 with interest payable at 10% per annum from 1025 Investments, Inc. The notes plus accrued interest are payable on demand. As of March 31, 2003 the Company has accrued $2,179 of interest related to the notes.

As of March 31, 2003, the Company had borrowed $30,000 with interest payable at 10% per annum from Louisiana Shelf Partners, LP (a related party). The notes plus accrued interest are payable on demand.


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2003, the Company's Board of Directors designated 5,538,461 of the 10,000,000 shares of its preferred stock as mandatorily redeemable preferred stock to be non-voting Series A 10% Convertible Preferred Stock, all of which are outstanding. The holders of shares of this stock will be entitled to receive dividends at a rate of 10% per annum which accrue from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends have preference over common stock cash dividends. The total amount of dividends accrued at March 31, 2003 was $30,000.

Each Series A Share is immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of our common stock. In the event of a liquidation, dissolution or winding up of the Company, or a merger or consolidation in which the Company is not the surviving entity, all Series A Shares automatically convert into shares of common stock. We have the option to redeem all Series A Shares at any time by payment of an amount pre share equal to $.65 plus all accrued and unpaid dividends and are required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contain anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares have no voting rights.

The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire 1,450,000 ordinary shares of ORCH.

NOTE 8 - STOCKHOLDER'S EQUITY

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership from Continental Southern Resources, Inc. The Company issued 600,000 shares of its common stock as part of the purchase price.

On January 30, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $0.65 per share to the Chief Executive Officer, also a Director of the Company. The options are immediately exercisable and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company. As a result, deferred compensation of $2,000 was recorded and will be amortized over three years.

On January 31, 2003, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share to each of two directors of the Company in connection with their appointments to serve as director. The options are fully vested and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company. Deferred compensation of $2,000 was recorded and will be amortized over a three-year period.

In connection with the ORCH transaction, the Company is obligated to issue 400,000 options to Rhodes Ventures, S.A.

STOCK WARRANTS

The Company had the following warrants to purchase its common stock at March 31, 2003:

 EXPIRATION DATE                        EXERCISE PRICE              SHARES
 ---------------------------           ----------------      -------------------
 April 2004                                 $   1.25                  310,000
 April 2012                                 $   0.55                  325,000
 November 2005                              $   0.60                  702,666
                                                             -------------------

 Common Stock                                                       1,337,666
                                                             ===================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 8 - STOCKHOLDER'S EQUITY (Continued)

Stock Options

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months ended March 31, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                                                                      MARCH 31,
                                                             ---------------------------
                                                                2003             2002
                                                             ----------     ------------
Net income, as reported                                        $(819,800)   $   (117,333)
Add:  Stock-based employee compensation expense included
     in reported net income determined under APB No. 25,
     net of related tax effects                                     --             --
Deduct:  Total stock-based employee compensation expense
    determined under fair-value-based method for all awards,
    net of related tax effects                                   (98,400)          --
                                                               ---------    -----------
Pro forma net income                                           $(918,200)   $
                                                                               (117,333)
                                                               ---------    -----------
 Earnings per share:
     Basic - as reported                                       $   (0.06)   $     (0.01)
     Basic - pro forma                                         $   (0.07)   $     (0.01)

The Company had the following outstanding common stock options to purchase its securities as of:


                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            NUMBER OF               WEIGHTED          WEIGHTED             NUMBER            WEIGHTED
     RANGE OF           OUTSTANDING SHARES          AVERAGE            AVERAGE         EXERCISABLE AT         AVERAGE
     EXERCISE              AT MARCH 31,            REMAINING          EXERCISE            MARCH 31,          EXERCISE
      PRICES                   2003              CONTRACT LIFE          PRICE               2003               PRICE
-------------------    ---------------------     ---------------    --------------    ------------------    ------------
        $     0.60                200,000                 1.0           $  0.60               200,000          $ 0.65

        $     0.65                800,000                 3.0           $  0.65               800,000          $ 0.60


NOTE 9 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At March 31, 2003 and December 31, 2002, the total number of potentially dilutive shares excluded from diluted net loss per common share were of 10,603,400 and 4,239,939, respectively.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 10 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                    THREE MONTHS
                                                        ENDED
                                                   MARCH 31, 2003
                                                   --------------

Net loss                                                      $
                                                      (819,800)

Unrealized loss, net                                   (21,701)
                                                     ------------

Total comprehensive loss                                      $
                                                      (841,501)
                                                     ============



NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

In January 2003, Mark Bush, president of Touchstone Resources USA, Inc., became a director of the Company. Mr. Bush is also the managing member of LS Gas, LLC, which is the general partner of Louisiana Shelf Partners, L.P. In addition, he owns a 25% membership interest in PHT Gas, LLC which is the general partner of PHT Partners, L.P., PH Gas, L.P., BPK South Valentine Partners, L.P. and CSR-Hackberry Partners, L.P.


NOTE 12 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. In 2002, the Company hired new management and has implemented its business plan. The Company is in its development stage and has significant debt obligations to repay in future years. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that its projected revenues from its gas and oil operations and sale of its marketable securities will provide sufficient funds to fund its operations through December 2003. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES

GENERAL

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


NOTE 14 - CONCENTRATIONS

The Company has four investments in Oil and Gas Interests and operates in a single industry. If these interests prove to be unsuccessful, the concentration of four investments could have a material adverse effect on the Company.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements





NOTE 15 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at March 31, 2003:




                                                             TOUCHSTONE
                                                           RESOURCES-2001
                                                              HACKBERRY           LOUISIANA SHELF
                                             PH GAS, LP    DRILLING FUND, LP         PARTNERS, LP
                                            ------------   -----------------      ----------------

Total Assets                                $   498,493           $ 3,940,413        $ 5,724,756
                                            ===========           ===========        ===========

Total Liabilities                                50,000                95,100              6,912
                                            ===========           ===========        ===========


Results of Operations
   Sales                                           --                  98,991               --
   Gross profit                                    --                  66,030               --
   Net income (loss)                        $    (7,666)          $    55,267)       $    (9,972)



NOTE 16 - SUBSEQUENT EVENTS

On April 18, 2003, Mark A. Bush resigned as a Director of the Company.

On April 26, 2003, the limited partnership agreement of PH Gas, L.P. was amended to allow two additional partners which reduced the Company's interest from 32.5% to approximately 30.9%.

On April 30, 2003, the Company exercised its option to extend the due date of its $1,500,000 promissory note to Continental Southern Resources, Inc., a related party, from April 30, 2003 to June 30, 2004. The company issued Continental Southern Resources, Inc. 100,000 shares of common stock of the Company for extending the note.

In May 2003, the Company received funds through demand promissory notes totaling $5,500 from an unrelated party.

During April 2003, APICO issued a capital call of $1,000,000 to its members for exploration costs in the PhuHorm prospect. PH's portion of this call was $97,600 due on April 25, 2003. On April 25, 2003, the Company paid $97,600 related to its portion of the capital call. APICO advised PHT that they anticipate additional capital calls of $625,000 due on each May 25 and June 25, 2003.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         Unless the context otherwise requires, references to the "Company", "BPK", "we", "us" or "our", mean BPK Resources, Inc. or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

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

         We are generally not involved as the operator of the projects in which we participate. Instead, we rely on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with any purchasing parties. With the assistance of such third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We rely on Touchstone Resources USA, Inc., the Executive Vice President of which sits on our board of directors, to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located.

         We play an active role in evaluating prospects and providing financial and other management functions with respect to the operations at each of our properties and rely on third parties for most operational activities. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. As we subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons that we employ.

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

BUSINESS STRATEGY

         Our strategy is to develop reserves and generate revenue through the exploration and development of our existing prospects in Louisiana, Texas and Thailand and the selective acquisition of additional properties both offshore and onshore in Texas, Louisiana and other traditional oil producing states in the southwestern United States. Our strategy also includes selling all or part of our interests in certain of our partnerships or all or part of leasehold interests we own to realize immediate proceeds and limit or eliminate future risk associated with such projects. As of the date of this Report, we have not sold any such interests and all of our revenues have been derived from our share of sales of oil and gas reserves in our various projects.

         We intend to execute our strategy by focusing on the following:

          o    High potential exploratory drilling

          o Opportunistic acquisitions with additional exploratory and/or development potential

            HIGH POTENTIAL EXPLORATORY DRILLING IN LOUISIANA, TEXAS AND THAILAND. During 2002, operators at our prospects in Jefferson County, Texas completed drilling two exploratory wells, both of which are currently in production and beginning to generate revenue. Operators at our Jefferson and Reeves County, Texas, Thailand, and Louisiana prospects are currently drilling one exploratory well and plan to drill five additional exploratory wells during the remainder of 2003. We believe we have assembled a ten year inventory of exploration and development drilling opportunities in Texas and Louisiana.

            OPPORTUNISTIC ACQUISITIONS. Although our primary strategy is to grow our reserves through drilling, in the next twelve months we anticipate making opportunistic acquisitions in Texas, Louisiana and other southwestern states with exploratory potential and in core areas of operation with exploitation and development potential.

            We may increase or decrease our planned activities for 2003, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 As Compared To Three Months Ended March 31,
2002

Revenues
--------

         We generated $82,879 of revenue during the three months ended March 31, 2003 consisting of oil and gas revenues from our net revenue interest
in  the  Hackberry   Prospect  located  in  Jefferson  County,   Texas
("Hackberry Prospect"). We did not generate any revenue during the corresponding period in 2002.

Production Expenses
------------------

         Production Expenses were $24,118 and depletion and amortization expenses were $161,718 during the three months ended March 31, 2003. We did not incur any operating expenses during the corresponding period in 2002 as we did not generate any revenue during such period. The production expense of $24,118 consisted of expenses incurred from our working interest in the Hackberry Prospect. The depletion and amortization expenses were due to the depletion of the Hackberry Prospect based on the units produced.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased $205,934 to $312,054 during the three months ended March 31, 2003 as compared to $106,120 for the corresponding period in 2002. The increase was primarily due to an increase in consulting expenses and professional fees.

Other (income) and expense
--------------------------

         Other expense increased $365,176 to $376,389 during the three months ended March 31, 2003 as compared to $11,213 for the corresponding period in 2002. The increase was primarily due to an increase in interest expense of $369,670 as a result of the issuance of a $1.5 million principal amount convertible promissory note and a $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 2003 was $336,416 compared to $1,544 during the three months ended March 31, 2002. The primary use of cash during the three months ended March 31, 2003 was to fund the net loss. Net cash used in investing activities during the three months ended March 31, 2003 was $139,589 and consisted primarily of the purchase of oil and gas interests and limited partnership interests. We did not use any cash in investing activities during the three months ended March 31, 2002.

Net cash provided by financing activities during the three months ended March 31, 2003 was $492,000 compared to $2,000 in the same period in 2002 and consisted primarily of the issuances of unsecured promissory notes which were partially offset by costs relating to such financings, including commitment and origination fees.

         Working capital increased $2,310,424 during the three months ended March 31, 2003 to $1,709,986 as compared to a deficit of $600,438 as of December 31, 2002. This increase was primarily due to an increase in marketable securities of approximately $4,300,000 as a result of our purchase of ordinary shares of Ocean Resources Capital Holdings PLC. This amount was offset by an increase in notes payable to $2,544,906 as compared to $587,082 at December 31, 2002 due primarily to the purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P.

         In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note is due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Gemini into shares of our common stock at an initial conversion price of $2.00 per share (currently $.55 per share as a result of adjustment pursuant to anti dilution provisions of the Convertible
Note), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. We failed to comply with three financial covenants and received a waiver from Trident which expires July 13, 2003. In August 2002, we received repayment of $140,600 of the principal amount of our note receivable from Global Genomic Capital ("GGC") and we issued $470,000 principal amount of 10% demand promissory notes. On October 18, 2002 we issued a $175,000 12% promissory note. We used approximately $1,445,000 of these funds to acquire our leasehold interests in the Jefferson County Prospects, our limited partnership interests in PH Gas, L.P., and our units in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. We used approximately $310,000 to repay Series 1 Promissory Notes in the aggregate principal amount of $310,000.

         During the fourth quarter of 2002, we raised gross cash proceeds of $1,309,600 through the issuance and sale of our equity securities. We used the proceeds of these offerings to purchase our interests in Louisiana Shelf Partners, L.P. and CSR-WAHA Partners, L.P. In connection with our purchase of an interest in CSR-WAHA, we issued a $1,500,000 note which is due June 30, 2004.

         On March 4, 2003, we issued 5,538,461 shares of our Series A 10% Convertible Preferred Stock (the "Series A Preferred Shares") to Ocean Resources Capital Holdings Plc ("ORCH"), a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange. The shares were issued in consideration of our receipt of 4,390,000 ordinary shares of ORCH together with warrants to purchase up to an additional 1,450,000 ordinary shares of ORCH at an exercise price of 75p per share and an additional 1,430,000 ordinary shares of ORCH at an exercise price of 100p per share. The Series A Preferred Shares are immediately convertible at the option of the holder into one share of common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of our outstanding shares. We have the option to redeem all Series A Preferred Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends due thereon and are required to redeem all such shares by payment of such amount no later than February 28, 2006. The agreement under which these shares were purchased precludes us from incurring in excess of $1,000,000 of additional indebtedness without the consent of ORCH. The ordinary shares of ORCH are eligible for public resale on the Alternative Investment Market of the London Stock Exchange and we intend to sell such shares to generate proceeds for working capital. On March 14, 2003, we entered into a loan agreement with ORCH in which ORCH agreed to advance $600,000 against the sale of the ORCH shares. The advance is being used for additional working capital.

         The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

         We are in the development stage, have significant debt obligations to repay in 2003, and our current liabilities exceed our current assets. As of the date of this Report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls in the approximate amount of $342,000 which are due during the first half of 2003, which if not paid within 45 days after the due date, could result in such partnerships being forced to sell their interest for 1% of the total purchase price. We also have funding commitments of approximately $20,000 to the Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. as a result of problems with sand production at C.G. Hooks-State well in The Jefferson County Prospects. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. In addition, the Convertible Note and $1,500,000 note payable to Continental Southern Resources are due and payable October 31, 2003 and June 30, 2004, respectively.

         We believe we will need approximately $2,200,000 to sustain operations at current levels and satisfy any capital calls and other related expenses during the next twelve months. Based on available cash resources, the sale of our Series A Preferred Shares, and projected revenue from our various oil and gas projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels through December 2003. However, if we locate additional prospects for acquisition, experience cost overruns at our existing prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interest in certain prospects.

ITEM 3.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and our Treasurer have concluded that our disclosure controls and procedures are effective to ensure that information, which we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.



                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SERIES A 10% CONVERTIBLE PREFERRED STOCK

         On or about March 4, 2003, our Board of Directors authorized the designation of 5,538,461 shares of preferred stock as "Series A 10% Convertible Preferred Stock" all of which are outstanding. The following describes the material provisions of the Series A 10% Convertible Preferred Stock (the "Series A Shares") which are more fully set forth in the Certificate of Designation on file with the Nevada Secretary of State.

         The Series A Shares have an original issue price of $.65 per share and provide for a 10% dividend payable semi-annually in arrears on June 30 and December 31 of each year, prior and in preference to the declaration or payment of any dividends on our common stock. Accordingly, we cannot pay dividends on our common stock unless we have paid all dividends due on the Series A Shares.

         Each Series A Share is immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of our common stock. In the event of a liquidation, dissolution or winding up of the Company, or a merger or consolidation in which the Company is not the surviving entity, all Series A Shares automatically convert into shares of common stock. We have the option to redeem all Series A Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends and are required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contain anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares have no voting rights.

RECENT SALES OF UNREGISTERED SECURITIES

         On or about April 16, 2003, we issued 100,000 shares of common stock to Continental Southern Resources, Inc., a company whose shares are traded on the OTC Bulletin Board ("CSOR"). We issued these shares in consideration of CSOR extending the maturity date of the $1,500,000 principal amount promissory note we previously issued to CSOR from April 30, 2003 until June 30, 2004. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

ITEM 5.  Other Events

         On April 18, 2003, Mark Bush resigned from our Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

----------------------------------------------------------------------------------------------------------
    Exhibit No.                    Exhibit                                 Method of Filing
----------------------------------------------------------------------------------------------------------
        3.1      Articles of Incorporation                  Incorporated by reference to Exhibit 3.1 to
                                                            the Registrant's Registration Statement on
                                                            Form 10-SB dated  December 20, 1999

----------------------------------------------------------------------------------------------------------
        3.2      Bylaws                                     Incorporated by reference to Exhibit 3.2 to
                                                            the Registrant's Registration Statement on
                                                            Form 10-SB dated  December 20, 1999
----------------------------------------------------------------------------------------------------------
        3.3      Certificate of Amendment to Articles of    Incorporated by reference to Exhibit 3.3 to
                 Incorporation filed October 21, 2002       the Registrant's Quarterly Report on Form
                                                            10-QSB for the Quarter Ended September 30, 2002
----------------------------------------------------------------------------------------------------------
        3.4      Certificate of Designation of Series A 10% Incorporated by reference to Exhibit 3.4 to
                 Convertible Preferred Stock                the Registrant's Annual Report on Form 10-KSB
                                                            for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
        4.1      12% Secured Convertible Note in the        Incorporated by reference to Exhibit 4.2 to
                 principal amount of $1,500,000 issued to   the Registrant's Quarterly Report on Form
                 Gemini Growth Fund, L.P.                   10-QSB for the Quarter Ended June 30, 2002
----------------------------------------------------------------------------------------------------------
        4.2      Warrants to purchase 150,000 shares of     Incorporated by reference to Exhibit 4.3 to
                 common stock issued to Gemini Growth Fund, the Registrant's Quarterly Report on Form
                 L.P. in April 2002                         10-QSB for the Quarter Ended June 30, 2002
----------------------------------------------------------------------------------------------------------
        4.3      Form of 10% Promissory Note in the         Incorporated by reference to Exhibit 4.3 to
                 principal amount of $1,500,000 issued to   the Registrant's Annual Report on Form 10-KSB
                 Continental Southern Resources, Inc.       for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.1      Form of Warrant Certificate issued in      Incorporated by reference to Exhibit 10.4 to
                 connection with receipt of proceeds from   the Registrant's Annual Report on Form 10-KSB
                 issuance of Series 1 Promissory Notes in   for the Year Ended December 31, 2001
                 April 2001
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
       10.2     Partial Assignment of Oil, Gas and Mineral  Incorporated by reference to Exhibit 10.2 to
                Lease by and between Touchstone Resources,  the Registrant's Current Report on Form 8-K
                Inc. and the Registrant dated April 25,     dated May 13, 2002
                2002
----------------------------------------------------------------------------------------------------------
       10.3      Agreement of Limited Partnership of        Incorporated by reference to Exhibit 10.3 to
                 Touchstone Resources - 2001 Hackberry      the Registrant's Current Report on Form 8-K
                 Drilling Fund, L.P.                        dated May 13, 2002
----------------------------------------------------------------------------------------------------------
       10.4      Loan Agreement dated April 25, 2002 by and Incorporated by reference to Exhibit 10.6 to
                 between the Registrant and Gemini Growth   the Registrant's Quarterly Report on Form
                 Fund, LP                                   10-QSB for the Quarter Ended June 30, 2002
----------------------------------------------------------------------------------------------------------
       10.5      Security Agreement dated April 25, 2002    Incorporated by reference to Exhibit 10.7 to
                 issued to Gemini Growth Fund, L.P.         the Registrant's Quarterly Report on Form
                                                            10-QSB for the Quarter Ended June 30, 2002.
----------------------------------------------------------------------------------------------------------
       10.6      Option to Purchase 100,000 Shares of       Incorporated by reference to Exhibit 10.6 to
                 Common Stock issued to Mark A. Bush        the Registrant's Annual Report on Form 10-KSB
                                                            for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.7      Option to Purchase 100,000 Shares of       Incorporated by reference to Exhibit 10.7 to
                 Common Stock issued to Wes Franklin        the Registrant's Annual Report on Form 10-KSB
                                                            for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.8      Option to Purchase 200,000 Shares of       Incorporated by reference to Exhibit 10.8 to
                 Common Stock issued to John B. Connally,   the Registrant's Annual Report on Form 10-KSB
                 III                                        for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.9      Form of Warrant to Purchase 25,000 Shares  Incorporated by reference to Exhibit 10.9 to
                 of Common Stock issued to Trident Growth   the Registrant's Annual Report on Form 10-KSB
                 Fund, L.P.                                 for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.10     Form  of  Investment Agreement by and      Incorporated  by reference to Exhibit 10.10 to
                 between the  Registrant and   Ocean        the  Registrant's Annual Report on Form 10-KSB
                 Resources Capital Holdings, PLC dated      for the Year Ended December 31, 2002.
                 February 21, 2002
----------------------------------------------------------------------------------------------------------
       10.11     Limited Partnership Agreement of PH, GAS,  Filed herewith
                 LP dated July 16, 2002
----------------------------------------------------------------------------------------------------------
       10.12     Amendment to Limited Partnership           Filed herewith
                 Agreement of PH, GAS, LP
                 dated April 26, 2003
-----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
       10.13     Limited Partnership Agreement of           Filed herewith
                 CSR-Hackberry Partners, L.P. dated July
                 31, 2002
----------------------------------------------------------------------------------------------------------
       10.14     Limited Partnership Agreement of PHT       Filed herewith
                  Partners, L.P. dated August 14, 2002

----------------------------------------------------------------------------------------------------------
       10.15     Limited Partnership Agreement of CSR-WAHA  Filed herewith
                 Partners, LP dated June 27, 2002
----------------------------------------------------------------------------------------------------------
       10.16     Amendment to Limited Partnership Agreement Filed herewith
                 of CSR-WAHA Partners, L.P. dated January
                 15, 2003
----------------------------------------------------------------------------------------------------------
       10.17     Limited Partnership Agreement of Louisiana Filed herewith
                 Shelf Partners, LP dated December 31, 2002
----------------------------------------------------------------------------------------------------------
       99.1      Certificate of President of Registrant     Filed herewith
                   Pursuant to 18 USC Section 1350, as
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------
       99.2      Certificate of Treasurer of Registrant     Filed herewith
                   Pursuant to 18 USC Section 1350, as
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended March 31, 2003:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BPK RESOURCES, INC.

Date: May 15, 2003                              /s/ John B. Connally, III

                                                   ---------------------
                                                   John B. Connally, III
                                                   Chief Executive Officer



Date: May 15, 2003                            /s/ Cecile T. Coady
                                                  ---------------------
                                                   Cecile T. Coady
                                                   Treasurer

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

Date: May 15, 2003                                 /s/ John B. Connally, III
                                                       ----------------------
                                                       John B. Connally, III
                                                       Chief Executive Officer

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

Date: May 15, 2003                                /s/ Cecile T. Coady
                                                      --------------------
                                                      Cecile T. Coady
                                                      Treasurer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
10.11      Limited Partnership Agreement of PH, GAS, LP dated July 16, 2002

10.12      Amendment  to Limited  Partnership  Agreement  of PH,  GAS, LP dated April
            26, 2003

10.13      Limited Partnership Agreement of CSR-Hackberry Partners, L.P. dated July
           31, 2002

10.14      Limited Partnership Agreement of PHT Partners, L.P. dated August 14, 2002

10.15      Limited  Partnership  Agreement of CSR-WAHA Partners,  L.P. dated June 27,
           2002

10.16      Amendment  to Limited  Partnership  Agreement of CSR-WAHA  Partners,  L.P.
           dated January 15, 2003

10.17      Limited Partnership Agreement of Louisiana Shelf Partners, L.P. dated
           December 31, 2002

99.1       Certificate of President of Registrant to 18 USC Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2       Certificate of Treasurer of Registrant to 18 USC Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002