Form 10QSB
period 2003-06-30
BPK RESOURCES INC
filed 2003-08-18
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ______________

Commission file no. 000-27339

                               BPK RESOURCES, INC.
            ---------------------------------------------------------
              (Exact Name of Small Business Issuer as Specified in
                                  Its Charter)

              NEVADA                           88-0426887
-----------------------------------    --------------------------
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

Yes  [    ]   No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 14,617,198 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of August 13, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)




                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Balance Sheets (unaudited)                               1


          Condensed Statements of Operations - (unaudited)                   2


          Condensed Statements of Cash Flows - (unaudited)                   3


          Notes to Condensed Consolidated Financial Statements               4


Item 2.   Management's Discussion and Analysis                               16

Item 3.   Controls and Procedures                                            21

PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds                          21


Item 6.   Exhibits and Reports on Form 8-K                                   22

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheet


                                                       ASSETS
                                                       ------
                                                                                                       June 30,     December 31,
                                                                                                         2003          2002
                                                                                                     -----------    -----------
                                                                                                     (Unaudited)      (Audited)
Current assets
   Cash and cash equivalents                                                                         $    23,403    $    26,980
   Accounts receivable                                                                                   146,000         52,840
   Notes and interest receivable                                                                          57,661         53,340
   Prepaid expenses                                                                                       61,596        119,524
                                                                                                     -----------    -----------

Total current assets                                                                                     288,660        252,684

Developed oil and gas interests net, using successful efforts                                            142,162        505,019
Oil and gas properties, cost not being amortized                                                       2,347,436            -
Investment in limited partnerships                                                                       771,577        785,773
Marketable securities                                                                                  5,631,780         51,761
                                                                                                     -----------    -----------

                                                                                                     $ 9,181,615    $ 1,595,237
                                                                                                     ===========    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities
   Accounts payable and accrued expenses                                                             $   543,112    $   241,030
   Payables for oil and gas interests                                                                    280,170         25,010
   Dividends payable on Series A preferred                                                               120,731            -
   Notes payable                                                                                         101,000          1,000
   Notes payable - related party                                                                       2,165,231        305,000
   Convertible notes                                                                                     905,543        281,082
                                                                                                     -----------    -----------

Total current liabilities                                                                              4,115,787        853,122
                                                                                                     -----------    -----------

Minority interest                                                                                          3,398            -
                                                                                                     -----------    -----------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A, $.001 par value authorized - 5,538,461 shares; 5,538,461 shares, issued and outstanding
   at 2003 and 0 at 2002, $1 liquidation value                                                         4,247,764            -
                                                                                                     -----------    -----------

Stockholders' equity
   Common stock, $.001 par value authorized 100,000,000 shares; 14,517,198 shares, issued and outstanding and 100,000 issuable
     at 2003 and 13,817,198 at 2002                                                                       14,617         13,817
   Additional paid in capital                                                                          3,614,361      3,076,661
   Deferred compensation                                                                                 (23,444)       (44,000)
   Less stock subscription receivable                                                                        -         (305,000)
   Accumulated other comprehensive loss                                                                1,253,578        (78,677)
   Deficit accumulated during development stage                                                       (4,044,446)    (1,920,686)
                                                                                                     -----------    -----------

Total stockholders' equity                                                                               814,666        742,115
                                                                                                     -----------    -----------

                                                                                                     $ 9,181,615    $ 1,595,237
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,            April 2, 1997
                                           -----------------------    ---------- ------------------   (Inception) to
                                               2003        2002             2003            2002       June 30, 2003
                                           ----------   ----------    -------------     -----------    -------------

Revenues                                   $  141,636    $  10,716     $    224,515      $   10,716     $    385,482
                                           ----------   ----------    -------------     -----------    -------------

Operating expenses
   Production expenses                         84,874            -          108,992               -          190,634
   Depletion and amortization                 234,569            -          396,287               -          777,666
   Dry hole and impaired properties                 -            -                -               -          146,838
   Bad Debt expense (recovery)                      -      (85,600)               -          14,400                -
   General and administrative                 398,258       98,129          710,312         104,249        1,388,384
                                           ----------   ----------    -------------     -----------    -------------

Total operating expenses                      717,701       12,529        1,215,591         118,649        2,503,522
                                           ----------   ----------    -------------     -----------    -------------

Loss from operations                         (576,065)      (1,813)        (991,076)       (107,933)      (2,118,040)
                                           ----------   ----------    -------------     -----------    -------------

Other (income) expense
   Interest income                             (1,006)           -           (2,321)              -          (38,819)
   Interest expense                           437,464       44,769          818,347          55,982        1,580,514
   Partnership investment loss                199,408            -          196,229               -          264,282
                                           ----------   ----------    -------------     -----------    -------------

Total other expenses, net                     635,866       44,769        1,012,255          55,982        1,805,977
                                           ----------   ----------    -------------     -----------    -------------

Loss before minority interest              (1,211,931)     (46,582)      (2,003,331)       (163,915)      (3,924,017)
                                           ----------   ----------    -------------     -----------    -------------

Minority interest                              (1,298)           -              302               -             302
                                           ----------   ----------    -------------     -----------    -------------

Net loss                                   (1,213,229)     (46,582)      (2,003,029)       (163,915)      (3,923,715)
                                           ----------   ----------    -------------     -----------    -------------

Preferred dividend on series A
  preferred stock                              90,731            -          120,731               -          120,731
                                           ----------   ----------    -------------     -----------    -------------

Net loss to common shareholders           $(1,303,960)  $  (46,582)   $  (2,123,760)    $  (163,915)   $  (4,044,446)
                                           ==========   ==========    =============     ===========    =============

Basic and diluted loss per common
  share                                    $    (0.09)  $    (0.00)   $       (0.15)    $    (0.01)
                                           ==========   ==========    =============     ===========

Basic and diluted weighted average
  shares outstanding                       14,520,495   11,500,000       14,419,396     11,500,000
                                           ==========   ==========    =============     ===========





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,              April 2, 1997
                                                       --------------------------    (Inception) to
                                                          2003            2002       June 30, 2003
                                                       -----------    -----------    --------------

Net cash used in operating activities                  $  (457,477)   $  (149,115)   $   (1,285,329)
                                                       -----------    -----------    --------------

Cash flows from investing activities
    Advances                                                     -              -          (242,700)
    Repayment from unrelated party                               -              -           140,600
    Loan to unrelated party                                      -       (195,000)          (50,000)
    Loan to related party                                  (10,000)             -           (10,000)
    Repayment from related party                            20,000              -            20,000
    Investment in oil and gas interests                          -       (755,431)         (850,627)
    Investment in limited partnerships                    (314,085)             -        (1,099,858)
    Distribution from limited partnerships                  37,232              -            37,232
                                                       -----------    -----------    --------------

Net cash used in investing activities                     (266,853)      (950,431)       (2,055,353)
                                                       -----------    -----------    --------------

Cash flows from financing activities
    Issuance of debt                                       297,000      1,419,854         2,045,854
    Issuance of debt - related party                       625,053              -         1,270,053
    Repayment of debt                                     (177,000)      (318,000)         (495,000)
    Repayment of debt - related party                     (295,000)             -          (645,000)
    Issuance of common stock, net of offering costs            -                -           917,478
    Offering costs                                         (37,500)             -           (37,500)
    Collection of subscription receivable                  308,200              -           308,200
                                                       -----------    -----------    --------------

Net cash provided by financing activities                  720,753      1,101,854         3,364,085
                                                       -----------    -----------    --------------

Net increase (decrease) in cash and cash equivalents        (3,577)         2,308            23,403

Cash and cash equivalents, beginning of period              26,980             47                 -
                                                       -----------    -----------    --------------

Cash and cash equivalents, end of period               $    23,403    $     2,355    $       23,403
                                                       ===========    ===========    ==============








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

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the six months ended June 30, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                    ------------------------------     ----------------------------
                                                                        2003             2002              2003            2002
                                                                    --------------   -------------     -------------   ------------

     Net loss, to common stockholders as reported                   $ (1,303,960)     $  (46,582)      $ (2,123,760)    $ (163,915)
     Add:  Stock-based employee compensation expense included
      in reported net income determined under APB No. 25,
      net of related tax effects                                               -               -                  -              -
     Deduct:  Total stock-based employee compensation expense
      determined under fair-value-based method for all awards,
      net of related tax effects                                               -               -            (99,500)             -
                                                                    --------------   -------------     -------------   ------------

     Pro forma net income to common stockholders                    $ (1,303,960)     $  (46,582)      $ (2,223,260)    $ (163,915)
                                                                    --------------   -------------     -------------   ------------

     Earnings per share:
          Basic - as reported                                         $    (0.09)      $   (0.00)        $    (0.15)     $   (0.01)
          Basic - pro forma                                           $    (0.09)      $   (0.00)        $    (0.15)     $   (0.01)

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 2 - DESCRIPTION OF BUSINESS

NATURE OF OPERATIONS

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



NOTE 3 - NOTES RECEIVABLE - RELATED PARTY

During April and May 2003, the Company had loaned Touchstone Resources, Inc., a related party, a total of $90,000. The loans bear interest at 10% per annum. On May 30, 2003, the Company used these loans to purchase a 2% interest in LS Gas, LLC. Only the interest receivable of $308 remained outstanding as of June 30, 2003.

As of June 30, 2003, affiliate, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to Louisiana Shelf Partners, L.P., in the amount of $2,000. This loan bears interest at 10% per annum.


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                             -----------------    ---------------
                                                                               (Unaudited)
Developed Oil and Gas Interests Net, Using Successful Efforts -
Hackberry Prospects - Melton and Hooks Wells
       Leasehold Acquisition and Mineral Interests                               $   825,010        $   825,010
       Capitalized Costs                                                              25,617             25,617
       Depletion                                                                    (708,465)          (345,608)
                                                                                 -----------        -----------

                                              Total                              $   142,162        $   505,019
                                                                                 ===========        ===========

Oil and Gas Properties, Cost Not Being Amortized - CSR - Waha
       Leasehold Acquisition and Mineral Interests                               $ 1,605,582        $         -
       Capitalized Costs                                                             192,561                  -
       Drilling in Progress Intangible                                               502,348                  -
       Drilling in Progress Tangible                                                  46,945                  -
                                                                                 -----------        -----------

                                              Total                              $ 2,347,436        $         -
                                                                                 ===========        ===========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

The following table represents the Investments in Limited Partnerships at June 30, 2003 (unaudited):

                                                  Touchstone
                                                   Resources
                                                    2001 -
                                                  Hackberry        Louisiana
                                                   Drilling          Shelf            PHT
                                  PH Gas, LP       Fund, LP        Partners, LP     Partners, LP     LS Gas, LLC        Total
                                -------------    -------------    --------------    ------------    -------------   ------------

Ownership Percentage                  29.06%           10.26%            9.405%           4.1%             2.0%

Original Cost Basis             $   214,600       $  400,000       $   270,000       $ 72,665       $  142,000      $ 1,099,265
Pro-rata share of loss              (13,998)        (238,608)          (11,676)             -                -         (264,282)
Cash Distributions                  (10,000)         (39,906)          (13,500)             -                -          (63,406)
                                -------------    -------------    --------------    -----------    -------------    ------------

                     Total      $   190,602       $  121,486       $   244,824       $ 72,665       $  142,000       $  771,577
                                =============    =============    ==============    ===========    =============    ============



The following table represents the Investment in Limited Partnership at December 31, 2002:

                                                        Touchstone
                                                         Resources
                                                          2001 -
                                                         Hackberry         Louisiana
                                                         Drilling            Shelf                PHT
                                      PH Gas, LP         Fund, LP         Partners, LP       Partners, LP           Total
                                     --------------    --------------    ---------------    ----------------    --------------

Ownership Percentage                        32.5%            10.26%             9.405%                4.1%

Original Cost Basis                    $ 150,000         $ 400,000         $  270,000         $    50,000        $  870,000
Pro-rata share of loss                    (1,806)          (66,247)                 -                   -           (68,053)
Cash Distributions                             -           (16,174)                 -                   -           (16,174)
                                     --------------    --------------    ---------------    ----------------    --------------

                           Total       $ 148,194         $ 317,579         $  270,000         $    50,000        $  785,773
                                     ==============    ==============    ===============    ================    ==============


CSR-WAHA PARTNERS, L.P.
-----------------------

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware Limited Partnership, from Continental Southern Resources, Inc. ("CSOR"), a related party. The purchase price of $2,000,000 consisted of $150,000 which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of common stock of the Company. The note term was subsequently extended to June 30, 2004 in consideration of 100,000 shares of the Company's common stock. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. The Company and CSOR have one common director who is the President of the Company.

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

PH GAS, L.P. - SELECTED INFORMATION
-----------------------------------

On April 26, 2003, the limited partnership agreement of PH Gas, L.P. was amended to allow two additional partners and reallocate ownership percentages, which reduced the Company's interest from 32.5% to approximately 30.9%.

On May 19, 2003, the limited partnership agreement of PH Gas, L.P. was amended to remove two partners and allow one additional partner and reallocate ownership percentages. The Company's interest remained at approximately 30.9%.

On June 23, 2003, the limited partnership agreement of PH Gas, L.P. was amended to remove one partner and reallocate ownership percentages, which reduced the Company's interest from 30.9% to approximately 28.7%.

On July 1, 2003, the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions, which increased the Company's interest from 28.7% to approximately 29.6%.

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

During April through June 2003, APICO issued capital calls of $2,325,000 to its members for exploration costs in the PhuHorm Prospect. PH Gas, L.P.'s portion of this call was $226,920, which was paid prior to June 30, 2003. APICO advised PH Gas, L.P. that they anticipate additional capital calls of $500,000 due on each July 25 and August 25, 2003.

The Company accounts for this interest using the equity method.

LOUISIANA SHELF PARTNERS, L.P. - SELECTED INFORMATION
-----------------------------------------------------

Pursuant to the partnership agreement, the Company and the other partners of Louisiana Shelf Partners, L.P. ("LSP") will be called upon from time to time for additional contributions to meet the reasonable capital requirements of LSP. LSP received an Authorization for Expenditure ("AFE") from the operator for approximately $4,800,000 related to proposed exploration in the Cameron Parish prospect. The Company has paid the capital call to LSP related to this AFE.

The Company accounts for this interest using the equity method.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

LS GAS, LLC
-----------

On May 30, 2003, the Company purchased a 2% interest in LS Gas, LLC from Touchstone Resources, Ltd. The purchase price consisted of $100,000 in cash and 100,000 shares of the common stock of BPK Resources, Inc. The Company used a $90,000 receivable to offset a portion of the $100,000 cash payment. As of June 30, 2003, the Company had a remaining balance of $10,000, which was paid subsequent to the balance sheet date.

The Company accounts for this interest using the cost method.


NOTE 5 - MARKETABLE SECURITIES

On February 21, 2003, the Company entered into an investment agreement with Ocean Resources Capital Holding PLC ("ORCH"). In accordance with the agreement, the Company issued 5,583,461 shares of its Series A 10% Convertible Preferred Stock ("Series A") in exchange for 4,390,000 ordinary shares of ORCH, along with warrants to purchase an additional 1,463,333 shares. ORCH trades on the London Stock Exchange in the Alternative Investment Market ("AIM"). The Company also entered into a loan facility agreement with ORCH whereby the Company can borrow up to $600,000 which is secured by the Company's shares of ORCH. The loan matured on May 31, 2003 and bears interest at LIBOR plus 2%. As of June 30, 2003, the Company borrowed $587,053 and accrued a 4% arrangement fee of $23,482 in relation to the borrowings.

The Company is not entitled to dispose of any of the ORCH shares prior to or during a period of at least 2 months from their admission to AIM without the prior consent of ORCH. The Company agreed to place $720,000 of the net proceeds from the sale of the ORCH shares in an escrow account until the second anniversary of the original agreement, on terms satisfactory to ORCH, which represents an amount which is equal to two years' dividends in respect of the Company's Series A shares held by ORCH and is to be used solely for payment of dividends in respect of the Company's shares. The Company agreed that except for trade creditors and the proposed $600,000 margin account, the Company will not incur more than $1,000,000 further indebtedness, without the prior written permission of ORCH. The Company agreed that ORCH shall be entitled to nominate a director to the Company's board of directors and shall take all such steps that may be required to appoint such person to serve on the board of directors of the Company until the next meeting of the stockholders of the Company held for the purpose of electing directors.

Available-for-sale securities consist of the following at June 30, 2003 (unaudited):

                                                                  Gross
                                           Cost              Unrealized Gain         Fair Value
                                      ----------------     ------------------     ----------------

Stock - CYTR                           $     130,438        $       258,805        $     389,243
Stock - ORCH                               3,490,050                856,050            4,346,100
Warrants - ORCH                              757,714                138,723              896,437
                                      ----------------     ------------------     ----------------

Total Current                          $   4,378,202        $     1,253,578        $   5,631,780
                                      ================     ==================     ================


On July 24, 2003, the Company sold 4,390,000 shares of ORCH for $1,408,136, and incurred $77,449 in commissions expenses and $130,687 was deducted as a reserve for ORCH. The Company recorded a loss of $2,081,914 on this transaction.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 5 - MARKETABLE SECURITIES (Continued)

Available-for-sale securities consisted of the following at December 31, 2002:

                                                                 Gross
                                           Cost              Unrealized Loss         Fair Value
                                      ----------------     ------------------     ----------------

Stock - CYTR                             $  130,438           $   78,677            $    51,761



NOTE 6 - NOTES PAYABLE

Notes payable and convertible notes consisted of the following at:

                                                                               June 30,          December 31,
                                                                                 2003                2002
                                                                           ----------------     --------------
                                                                             (Unaudited)

         12% Secured convertible note                                        $  1,500,000        $ 1,500,000
         10% Promissory note - related party                                    1,578,178            305,000
         10% Promissory note                                                      101,000              1,000
         Approx. 6% Loan Facility - related party                                 587,053                  -
                                                                           ----------------     --------------
                                                                                3,766,231          1,806,000

             Less unamortized discount                                            594,457          1,218,918
                                                                           ----------------     --------------

                                                                             $  3,171,774         $  587,082
                                                                           ================     ==============

12% SECURED CONVERTIBLE NOTE
----------------------------

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed its name to Trident Growth Fund, L.P. ("Trident"). The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note and is secured by a security interest granted to the lender covering substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests. The loan was subsequently amended on July 29, 2003 to extend the maturity date from October 31, 2003 to June 30, 2004. On July 29, 2003, Trident also amended the loan to increase the principal to $2,100,000. The first amendment to the loan agreement requires the Company to maintain an interest average ratio (earnings before interest, taxes, depreciation and amortization divided by interest expense) of 2.0 or greater as of December 14, 2003. The $600,000 note matures on July 31, 2004; however, the Company has the option to repay the note at 100% of face value prior to the maturity date. Trident has the option to convert the principal amount of the note plus all accrued interest into common stock of the Company at a conversion rate of $0.38 per share. Trident was issued warrants to purchase 300,000 shares of the Company's common stock as additional incentive to make the original loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock. In July 2003, Trident was issued two additional warrants to purchase 120,000 and 100,000 shares of the Company's common stock with an exercise price of $0.38 expiring on July 29, 2008 and April 30, 2012, respectively.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE (Continued)

The conversion rate of the note and exercise price of the warrants is $0.38 which is subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs will be amortized over the term of the loan. Interest is payable in cash unless Trident elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. As of June 30, 2003, the Company failed to comply with three financial covenants but received a waiver from the lender.

Under the terms of the loan agreement, the Company was required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants by October 2002. The Company would have been subject to a monthly penalty of 0.1% shares of its common stock then outstanding computed on a fully diluted basis per day until the shares are registered; however, Trident waived the specific covenants for six months.

As of June 30, 2003, the Company granted warrants to purchase 25,000 shares of common stock at an initial exercise price of $0.38, subject to periodic adjustments based on market trading price, which expire on April 30, 2012 to Trident in consideration for the granting of a waiver due to the Company's failure to meet their loan covenants. These warrants were valued at $15,000 and expensed.

10% PROMISSORY NOTES
--------------------

As of June 30, 2003, the Company had borrowed $1,775,000 with interest payable at 10% per annum from CSOR (a related party). The $1,500,000 note plus accrued interest was originally due on April 30, 2003, and was subsequently extended to June 30, 2004 in consideration of 100,000 shares of the Company's common stock. The remaining $275,000 of notes plus accrued interest are payable on demand. As of June 30, 2003 the Company has accrued $91,599 of interest related to the notes and total principal of $1,550,000 remained outstanding of which $730,000 was paid in July 2003. The Company and CSOR have one common director on their Board of Directors who also serves as president of the Company.

As of June 30, 2003, the Company had borrowed $101,000 with interest payable at 10% per annum from 1025 Investments, Inc. The notes plus accrued interest are payable on demand. As of June 30, 2003 the Company has accrued $3,974 of interest related to the notes.

As of June 30, 2003, the Company had borrowed $20,000 with interest payable at 10% per annum from FEQ Investments. The notes plus accrued interest are payable on demand.

6% LOAN FACILITY
----------------

As of June 30, 2003, the Company had borrowed $587,053 from ORCH with interest payable at LIBOR plus 2% per annum on the last business day of each calendar month. The note is secured by the shares of ORCH stock (see Note 5). The notes and accrued interest are payable upon the sale of the ORCH shares the Company currently owns or May 31, 2003, whichever is earlier. As of June 30, 2003, the Company has accrued $7,069 of interest related to this note.

NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

In February 2003, the Company's Board of Directors designated 5,538,461 of the 10,000,000 shares of its preferred stock as mandatorily redeemable preferred stock to be non-voting Series A 10% Convertible Preferred Stock, all of which are outstanding. The holders of shares of this stock are entitled to receive dividends at a rate of 10% per annum which accrue from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends have preference over common stock cash dividends. The total amount of dividends accrued at June 30, 2003 was $120,731.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK (Continued)

Each Series A Share is immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of the Company's common stock. In the event of a liquidation, dissolution or winding up of the Company, or a merger or consolidation in which the Company is not the surviving entity, all Series A Shares automatically convert into shares of common stock. The Company has the option to redeem all Series A Shares at any time by payment of an amount per share equal to $0.65 plus all accrued and unpaid dividends and are required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contain anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares have no voting rights.

The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire 1,450,000 ordinary shares of ORCH.


NOTE 8 - STOCKHOLDER'S EQUITY

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership, from CSOR. The Company issued 600,000 shares of its common stock as part of the purchase price. These shares were valued at the fair market value of $0.78 per share.

On January 30, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $0.65 per share to the Chief Executive Officer, also a Director of the Company. The options are immediately exercisable and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company. The fair market value on the date of the grant was $0.66, which resulted in deferred compensation of $2,000 being recorded which will be amortized over three years.

On January 31, 2003, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share to each of two directors of the Company in connection with their appointments to serve as directors. The options are fully vested and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company. The fair market value on the date of the grant was $0.66, which resulted in deferred compensation of $2,000 being recorded which will be amortized over three years.

In connection with the ORCH transaction, the Company is obligated to issue 400,000 options to Rhodes Ventures, S.A. at the closing of an equity transaction.

On April 30, 2003, the Company exercised its option to extend the due date of its $1,500,000 promissory note to CSOR, a related party, from April 30, 2003 to June 30, 2004. The company issued CSOR 100,000 shares of common stock of the Company for extending the note. These shares were recorded as a prepaid item at the fair market value of $0.47 and will be expensed over the extension period of the note.

On May 30, 2003, the Company purchased a 2% interest in LS Gas, LLC from Touchstone Resources, Ltd. The Company issued 100,000 shares of its common stock as part of the purchase price.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 8 - STOCKHOLDER'S EQUITY (Continued)

STOCK WARRANTS
--------------

The Company had the following warrants to purchase its common stock at June 30, 2003:

                   Expiration Date          Exercise Price         Shares
               -----------------------    -----------------    --------------

               April 2004                   $       0.38           310,000
               April 2012                   $       0.55           325,000
               November 2005                $       0.60           702,666
                                                               --------------

               Common Stock                                      1,337,666
                                                               ==============


STOCK OPTIONS
-------------

The Company had the following outstanding common stock options to purchase its securities:

                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                     -----------------------------------------------------    ---------------------------------
                       Number of           Weighted            Weighted           Number            Weighted
     Range of         Outstanding           Average            Average        Exercisable at        Average
     Exercise          Shares at           Remaining           Exercise          June 30,           Exercise
      Prices         June 30, 2003       Contract Life          Price              2003              Price
   --------------    ---------------    ----------------     -------------    ----------------    -------------

   $        0.60          200,000            1.0             $     0.60             200,000       $     0.65

   $        0.65          400,000            3.0             $     0.65             400,000       $     0.60



NOTE 9 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the three and six months ending June 30, 2003 and 2002, the total number of potentially dilutive shares excluded from diluted net loss per common share were 10,203,400 and 305,000, respectively.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 10 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                          ---------------------------------    ---------------------------------
                                                2003               2002              2003               2002
                                          ---------------     -------------    ----------------    -------------

    Net loss to common shareholders        $ (1,303,960)       $  (46,582)      $  (2,123,760)      $  (163,915)

    Unrealized gain, net                      1,275,279                 -           1,253,578                 -
                                          ---------------     -------------    ----------------    -------------

    Total comprehensive loss               $    (28,681)       $  (46,582)      $    (870,182)      $ (163,915)
                                          ===============     =============    ================    =============



NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

In April 2003, Mark Bush, president of Touchstone Resources USA, Inc. ("Touchstone"), resigned as director of the Company. Mr. Bush is also the managing member of LS Gas, LLC, which is the general partner of Louisiana Shelf Partners, L.P. In addition, he owns a 25% membership interest in PHT Gas, LLC which is the general partner of PHT Partners, L.P., PH Gas, L.P., BPK South Valentine Partners, L.P. and CSR-Hackberry Partners, L.P.

Wesley Franklin, who is a director of the Company, is also the Executive Vice President of Touchstone. The Company relies on Touchstone for assistance regarding the identification and leasing of properties.

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


NOTE 14 - CONCENTRATIONS

The Company has five investments in Oil and Gas Interests and operates in a single industry. If these interests prove to be unsuccessful, the concentration of five investments could have a material adverse effect on the Company.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 15 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at June 30, 2003:

                                                                     Touchstone
                                                                   Resources-2001
                                                                     Hackberry          Louisiana Shelf
                                              PH Gas, LP        Drilling Fund, LP         Partners, LP
                                           -------------------  ---------------------  -------------------

      Total Assets                          $       709,922       $      2,223,905       $     5,865,000
                                                                                                      56
                                           ===================  =====================  ===================

      Total Liabilities                     $        67,611       $        303,668       $         2,000
                                           ===================  =====================  ===================

      Results of Operations
         Sales                                            -                      -                   -
         Gross profit                                     -                      -                   -
         Net income (loss)                  $       (41,049)      $     (1,679,932)      $    (107,277)



NOTE 16 - SUBSEQUENT EVENTS

APICO advised PH Gas that they anticipate additional capital calls of $500,000 due on each July 25 and August 25, 2003.

On July 1, 2003, the Company entered into an investor relations consulting agreement with EchoTech Financial, Inc. The agreement is for a three month period ending on September, 30, 2003 and will automatically renew for another term of three months unless two weeks notice to terminate is given by either party, at a fee of $3,000 per month as well as options to purchase 25,000 common shares of the Company at an exercise price of $0.40 per common share. The options are fully vested and expire in two years.

On July 2, 2003, the Company paid the remainder of the purchase price for the Company's interest in LS Gas, LLC.

On July 29, 2003 the Company granted Trident two warrants to purchase 120,000 and 100,000 shares of common stock with an exercise price of $0.38 expiring on July 29, 2008 and April 30, 2012, respectively. The warrant to purchase 120,000 shares of common stock was issued in consideration for increasing the principal of the note and the warrant to purchase 100,000 shares of common stock was issued in consideration of the renegotiation to extend the maturity date of the original note and for granting an additional waiver due to the Company's failure to meet its loan covenants.

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

         We intend to execute our strategy by focusing on the following:

          o    High potential exploratory drilling

          o Opportunistic acquisitions with additional exploratory and/or development potential

            High Potential Exploratory Drilling in Louisiana, Texas and Thailand. During 2002, operators at our prospects in Jefferson County, Texas completed drilling two exploratory wells, both of which are currently in production and generating revenue. Operators at our Jefferson and Reeves County, Texas, Thailand, and Louisiana prospects are currently drilling one exploratory well and plan to drill five additional exploratory wells during the remainder of 2003. We believe we have assembled a ten year inventory of exploration and development drilling opportunities in Texas and Louisiana.

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

RESULTS OF OPERATIONS

Three and Six Months Ended Junes 30, 2003 As Compared To Three and Six Months Ended June 30, 2002.

Revenues

         We generated $141,636 and $224,515 of revenue during the three and six months ended June 30, 2003, respectively, consisting of oil and gas generated from our net revenue interest in the Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect") and to a much lesser extent, from our net revenue interest in the West Texas-Waha Project located in Reeves County, Texas ("Waha Project"). We generated $10,716 of revenue during the corresponding periods in 2002 which consisted of oil and gas revenue generated from the Hackberry Prospect. We expect to continue to generate revenue form these interests during 2003.

Production Expenses

         Production expenses were $84,874 and $108,992 during the three and six months ended June 30, 2003, respectively, and depletion and amortization expenses were $234,569 and $369,287 during the three and six months ended June 30, 2003, respectively. We did not incur operating expenses or depletion and amortization expenses during the corresponding periods in 2002 as we generated minimal revenue from operations during those periods. The production expenses consisted of expenses incurred from our working interest in the Hackberry Prospect and the Waha Project. The depletion and amortization expenses were due to the depletion of the Hackberry Prospect based on the units produced.

General and Administrative Expenses

         General and administrative expenses increased $300,129 to $398,258 during the three months ended June 30, 2003 as compared to $98,129 for the corresponding period in 2002. These expenses consisted primarily of consulting expenses and professional fees. General and administrative expenses increased $606,063 to $710,312 during the six months ended June 30, 2003 as compared to $104,429 for the corresponding period in 2002. These expenses consisted primarily of professional fees and consulting fees.

Other (income) and expense

         Other expenses were $635,866 and $1,012,255 during the three and six months ended June 30, 2003, respectively, as compared to $44,769 and $55,982 for the corresponding periods in 2002. The increase was primarily due to an increase in interest expense of $392,695 and $762,365 for the three and six months ended June 30, 2003, respectively, as a result of the issuance of a $1.5 million principal amount convertible promissory note and a $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha

Partners, L.P. and an increase of $199,408 and $196,229 for the three and six months ended June 30, 2003, respectively, in losses from the Company's equity investments.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 2003 was $457,477 compared to $149,115 during the six months ended June 30, 2002. The primary use of cash during both periods was to fund the net loss. Net cash used in investing activities during the six months ended June 30, 2003 was $266,853 and consisted primarily of the purchase of oil and gas interests, as compared to $950,431 during the six months ended June 30, 2002. Net cash provided by financing activities during the six months ended June 30, 2003 was $720,753 compared to $1,101,854 during the six months ended June 30, 2002 and consisted primarily of the issuances of unsecured promissory notes which were partially offset by costs relating to such financings, including commitment and origination fees, and the collection of $308,200 of subscription receivables.

         Working capital decreased $3,226,689 during the six months ended June 30, 2003 to a deficit of $3,827,127 as compared to a deficit of $600,438 at December 31, 2002. This was due primarily to an increase in notes payable to $2,584,692 from $587,082 at December 31, 2002 resulting from the issuance of a $1,500,000 note to purchase a 99% limited partnership interest in CSR-Waha Partners, L.P. and a $600,000 credit facility from Ocean Resources Capital Holdings Plc.

         In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note was initially due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Gemini into shares of our common stock at an initial conversion price of $2.00 per share (currently $.38 per share as a result of adjustment pursuant to anti dilution provisions of the Convertible Note), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. We failed to comply with three financial covenants and received a waiver from Trident which expires July 13, 2003.

         On or about July 29, 2003, we extended the maturity date of the Convertible Note until June 30, 2004 and issued warrants to Trident to purchase 100,000 shares of common stock at an exercise price of $.38 per share. We also entered into an amendment to our loan agreement with Trident to obtain an additional $600,000 from Trident pursuant to a second convertible note (the "July Convertible Note") on terms substantially similar to those set forth in the Convertible Note except that it is due July 31, 2004. In connection with the amendment, we issued warrants to Trident to purchase 120,000 shares of common stock at an exercise price of $.38 per share. We are required to file a registration statement with the Securities and Exchange Commission to cover the public resale of all shares issuable upon conversion of the Convertible Note, July Convertible Note and exercise of warrants issued to Trident.

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

         On March 4, 2003, we issued 5,538,461 shares of our Series A 10% Convertible Preferred Stock (the "Series A Preferred Shares") to Ocean Resources Capital Holdings Plc ("ORCH"), a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange. The shares were issued in consideration of our receipt of 4,390,000 ordinary shares of ORCH together with warrants to purchase up to an additional 1,450,000 ordinary shares of ORCH at an exercise price of 75p per share and an additional 1,430,000 ordinary shares of ORCH at an exercise price of 100p per share. The Series A Preferred Shares are immediately convertible at the option of the holder into one share of common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of our outstanding shares. We have the option to redeem all Series A Preferred Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends due thereon and are required to redeem all such shares by payment of such amount no later than February 28, 2006. The agreement under which these shares were purchased precludes us from incurring in excess of $1,000,000 of additional indebtedness without the consent of ORCH. The ordinary shares of ORCH are eligible for public resale on the Alternative Investment Market of the London Stock Exchange. On March 14, 2003, we entered into a loan agreement with ORCH in which ORCH agreed to advance $600,000 against the sale of the ORCH shares. During July, 2003, we sold all 4,390,000 ordinary shares of ORCH for gross proceeds of $1,408,136.

         The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

         We are in the development stage, have significant debt obligations to repay in 2004, and our current liabilities substantially exceed our current assets. As of the date of this Report, we have limited cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls. We anticipate additional capital calls of approximately $500,000 will be due on July 25 and August 25, 2003, which if not paid within 45 days after the due date, could result in such partnerships being forced to sell their interest for 1% of the total purchase price. In addition, we expect to receive capital calls during the next twelve months from Louisiana Shelf Partners, L.P., another limited partnership in which we have an interest.

We also have funding commitments of approximately $20,000 to the Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. as a result of problems with sand production at C.G. Hooks-State well in The Jefferson County Prospects. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. In addition, the $1,500,000 Convertible Note and the $1,500,000 note payable to Continental Southern Resources are due and payable June 30, 2004 and the $600,000 July Convertible
Note is due and payable July 31, 2004.

         We believe we will need approximately $2,200,000 to sustain operations at current levels and satisfy any capital calls and other related expenses during the next twelve months. Based on available cash resources and projected revenue from our various oil and gas projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels through December 2003. However, if we locate additional prospects for acquisition, experience cost overruns at our existing prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. We also have $3.6 million principal amount of debt which is due and payable within the next 12 months. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interest in certain prospects.

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a or 15d of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         1. On July 31, 2003, we issued 100,000 shares of common stock to Touchstone Resources Limited in partial payment for our acquisition of a 2% membership interest in LS Gas, LLC, which serves as the general partner of Louisiana Shelf Partners, L.P. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         2. On July 1, 2003, we issued options to purchase 25,000 shares of common stock at an exercise price of $.40 per share to EchoTech Financial, Inc. in consideration of investor relations services. The options are immediately exercisable and terminate two (2) years from the date of grant. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         3. On July 29, 2003, we issued warrants to purchase an aggregate of 220,000 shares of common stock at an exercise price of $.38 per share and a convertible promissory note in the principal amount of $600,000 to Trident Growth Fund, L.P. The note is due July 31, 2004 and immediately convertible into shares of common stock at a conversion price of $.38 per share. The warrants were issued in consideration of Trident extending the maturity date of our outstanding $1.5 million convertible note from October 31, 2003 until June 30, 2004 and amending our loan agreement to provide $600,000 of additional funding. The warrants are immediately exercisable. The warrants to purchase 120,000 shares terminate July 29, 2008 and the warrants to purchase 100,000 shares terminate April 12, 2012. The securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                                  the Company's Registration Statement on Form
                                                                  SB-2, Registration Number 333-86435

-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Company's Registration Statement on Form
                                                                  SB-2 Registration Number 333-86435

-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Amendment to Articles of      Incorporated by reference to Exhibit 3.3 to
                     Incorporation                                the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended September 30, 2002

-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series A 10%   Incorporated by reference to Exhibit 3.4 to
                     Convertible Preferred Stock                  the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Partial Assignment of Oil, Gas and Mineral   Incorporated by reference to Exhibit 10.2 to
                     Lease by and between Touchstone Resources,   the Company's Current Report on Form 8-K
                     Inc. and the Company dated April 25, 2002    dated May 13, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Agreement of Limited Partnership of          Incorporated by reference to Exhibit 10.3 to
                     Touchstone Resources - 2001 Hackberry        the Company's Current Report on Form 8-K
                     Drilling Fund, L.P.                          dated May 13, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Loan Agreement dated April 25, 2002 by and   Incorporated by reference to Exhibit 10.6 to
                     between the Company and Gemini Growth        the Company's Quarterly Report on Form 10-QSB
                     Fund, LP dated November 21, 2001             for the quarter ended June 30, 2002

-------------------- -------------------------------------------- -----------------------------------------------
       10.4          12% Secured Convertible Note dated April     Incorporated by reference to Exhibit 4.2 to
                     25, 2002, issued to Gemini Growth Fund,      the Company's Quarterly Report on Form 10-QSB
                     L.P.                                         for the quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Warrant to purchase 150,000 shares of        Incorporated by reference to Exhibit 4.3 to
                     Common Stock dated April 25, 2002,issued     the Company's Quarterly Report on Form 10-QSB
                     to Gemini Growth Fund, L.P.                  for the quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Security Agreement dated April 25, 2002,     Incorporated by reference to Exhibit 10.7 to
                     by and between the Company and Gemini        the Company's Quarterly Report on Form 10-QSB
                     Growth Fund, L.P.                            for the quarter ended June 30, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 to
                     Common Stock issued to Mark A. Bush          the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 to
                     Common Stock issued to Wes Franklin          the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.8 to
                     Common Stock issued to John B. Connally,     the Company's Annual Report on Form 10-KSB
                     III                                          for the year ended December 31, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Form of Investment Agreement by and          Incorporated by reference to Exhibit 10.10 to
                     between the Company and Ocean Resources      the Company's Annual Report on Form 10-KSB
                     Capital Holdings, PLC dated February 21,     for the year ended December 31, 2002.
                     2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Limited Partnership Agreement of PH GAS,     Incorporated by reference to Exhibit 10.11 to
                     LP dated July 16, 2002                       the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Amendment to the Limited Partnership         Incorporated by reference to Exhibit 10.12 to
                     Agreement of PH GAS, LP dated April 26,      the Company's Quarterly Report on Form 10-QSB
                     2003                                         for the quarter ended March 31, 2003

-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Limited Partnership Agreement of             Incorporated by reference to Exhibit 10.13 to
                     CSR-Hackbery Partners, L.P. dated July 31,   the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Limited Partnership Agreement of PHT         Incorporated by reference to Exhibit 10.14 to
                     Partners, L.P. dated August 14, 2002         the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Limited Partnership Agreement of CSR-WAHA    Incorporated by reference to Exhibit 10.15 to
                     Partners, LP dated June 27,                  the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Amendment to The Limited Partnership         Incorporated by reference to Exhibit 10.16 to
                     Agreement of CSR-WAHA Partners, L.P. dated   the Company's Quarterly Report on Form 10-QSB
                     January 15, 2003                             for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Limited Partnership Agreement of Louisiana   Incorporated by reference to Exhibit 10.17 to
                     Shelf Partners, L.P. dated December 31,      the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         10% Promissory Note dated January 15,        Incorporated by reference to Exhibit 4.3 to
                     2003, issued to Continental Southern         the Company's Annual Report on Form 10-KSB
                     Resources, Inc.                              for the year ended December 31, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         First Amendment to Loan Agreement dated      Filed herewith
                     July 29, 2003, by and between the Company
                     and Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         12% Secured Convertible Note dated July      Filed herewith
                     29, 2003, issued to Trident Growth Fund,
                     L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         First Amended Security Agreement dated       Filed herewith
                     July 29, 2003, by and between the Company
                     and Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.22         First Amendment to 12% Secured Convertible   Filed herewith
                     Note (such original note dated April 25,
                     2002), dated July 29, 2003, issued to
                     Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Warrants to purchase 120,000 shares of       Filed herewith
                     Common Stock, dated July 29, 2003, issued to
                     Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Warrants to purchase 100,000 shares of       Filed herewith
                     Common Stock, dated July 29, 2003, issued
                     to Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         First Amendment to Warrants to purchase      Filed herewith
                     150,000 shares of Common Stock, dated
                     July 29, 2003, issued to Trident Growth
                     Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certification of CEO of the Company          Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certification of Treasurer of the Company    Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certification of CEO of the Company          Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certification of Treasurer of the Company    Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended June 30, 2003:

     None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BPK RESOURCES, INC.

Date: August 14, 2003                               /s/ John B. Connally, III
                                                    ---------------------------
                                                    John B. Connally, III
                                                    Chief Executive Officer



Date: August 14, 2003                               /s/ Cecile T. Coady
                                                    ---------------------------
                                                    Cecile T. Coady
                                                    Treasurer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                  DESCRIPTION

10.19                           First  Amendment to Loan Agreement  dated July 29, 2003, by and between the Company and Trident Growth Fund, L.P.

10.20                           12% Secured Convertible Note dated July 29, 2003, issued to Trident
                                Growth Fund, L.P.

10.21                           First Amended  Security  Agreement  dated July 29, 2003, by and between the Company and Trident Growth Fund, L.P.

10.22                           First  Amendment  to 12% Secured  Convertible  Note  (such original note dated
                                April 25,  2002) dated July 29,  2003,  issued to Trident  Growth Fund,
                                L.P.

10.23                           Warrants  to  purchase  120,000  shares of Common  Stock dated July 29,
                                2003, issued to Trident Growth Fund, L.P.

10.24                           Warrants  to  purchase  100,000  shares of Common  Stock dated July 29,
                                2003, issued to Trident Growth Fund, L.P.

10.25                           First  Amendment  to  Warrants  to  purchase  150,000  shares of Common
                                Stock dated July 29, 2003, issued to Trident Growth Fund, L.P.

31.1                            Certification  of CEO of the Company  required by Rule 13a-14(a)  under the Securities Exchange Act of 1934, as amended

31.2                            Certification  of Treasurer of the Company  required by Rule  13a-14(a)
                                under the Securities Exchange Act of 1934, as amended

32.1                            Certification of CEO of the Company Pursuant to 18 USC Section 1350,
                                as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                            Certification of Treasurer of the Company Pursuant to 18 USC Section
                                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002