Form 10QSB
period 2003-09-30
BPK RESOURCES INC
filed 2003-11-17
CIK 1093818

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                 |X| Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2003

                |_| Transition report under Section 13 or 15(d)
                          of the Exchange Act of 1934

          For the transition period from ___________ to ______________

                          Commission file no. 000-27339

                               BPK RESOURCES, INC.
            ---------------------------------------------------------
              (Exact Name of Small Business Issuer as Specified in
                                  Its Charter)

           NEVADA                                               88-0426887
------------------------------                              -------------------
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

Yes |_|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 14,617,198 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of November 13, 2003.

      Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

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


Item 3.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheet

                                                       ASSETS
                                                     ---------

                                                                                  September 30,       December 31,
                                                                                      2003                2002
                                                                                 ------------------  ------------------
                                                                                      (Unaudited)          (Audited)
Current assets
   Cash and cash equivalents                                                        $   137,220          $   26,980
   Accounts receivable                                                                  154,689              52,840
   Notes and interest receivable                                                         63,310              53,340
   Prepaid expenses                                                                     128,018             119,524
                                                                                 ------------------  ------------------

Total current assets                                                                    483,237             252,684
                                                                                 ------------------  ------------------

Developed oil and gas interests net, using successful efforts                         1,899,699             505,019
Oil and gas properties, cost not being amortized                                        771,082                   -
Investment in limited partnerships                                                    1,193,765             785,773
Marketable securities                                                                     3,357              51,761
                                                                                 ------------------  ------------------

                                                                                   $  4,351,140        $  1,595,237
                                                                                 ==================  ==================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                             -----------------------------------------------

Current liabilities
   Accounts payable and accrued expenses                                            $   507,791         $   241,030
   Payables for oil and gas interests                                                   528,813              25,010
   Dividends payable on Series A preferred                                              211,462                   -
   Notes Payable                                                                          1,000               1,000
   Notes payable - related party                                                        723,178             305,000
   Convertible notes                                                                  2,243,681             281,082
                                                                                 ------------------  ------------------

Total current liabilities                                                             4,215,925             853,122
                                                                                 ------------------  ------------------

Series A Preferred Shares subject to mandatory redemption                             4,247,764                   -
                                                                                 ------------------  ------------------

Total liabilities                                                                     8,463,689             853,122
                                                                                 ------------------  ------------------

Minority interest                                                                         1,513                   -
                                                                                 ------------------  ------------------

Commitments and contingencies

Stockholders' equity (deficit)
   Common stock, $.001 par value authorized - 100,000,000 shares; 14,617,198 and
     13,817,198 shares issued and outstanding as of
     September 30, 2003 and December 31, 2002                                            14,617              13,817
   Additional paid-in capital                                                         3,755,008           3,076,661
   Deferred compensation                                                                (11,111)            (44,000)
   Less stock subscription receivable                                                         -            (305,000)
   Accumulated other comprehensive loss                                                   2,395             (78,677)
   Deficit accumulated during development stage                                      (7,874,971)         (1,920,686)
                                                                                 ------------------  ------------------

Total stockholders' equity (deficit)                                                 (4,114,062)            742,115
                                                                                 ------------------  ------------------

                                                                                   $  4,351,140        $  1,595,237
                                                                                 ==================  ==================


         The accompanying notes are an integral part of these condensed consolidated financial statements.



                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                                                                April 2, 1997
                                               Three Months Ended                  Nine Months Ended           (Inception) to
                                                  September 30,                      September 30,              September 30,
                                             2003               2002              2003            2002              2003
                                         ----------------   ---------------------------------  --------------  ------------------

Revenues                                   $   15,348         $  75,358         $ 239,863        $ 86,074         $   400,830
                                         ----------------   ---------------   ---------------  --------------  ------------------

Operating expenses
   Production expenses                          4,693            61,280           113,685          61,280             195,327
   Depletion and amortization                  42,767                 -           439,054               -             820,433
   Dry hole and impaired properties                 -                 -                 -               -             146,838
   Bad Debt expense (recovery)                      -            (2,279)                -          12,121                   -
   General and administrative                 151,144           121,159           861,456         225,408           1,539,528
                                         ----------------   ---------------   ---------------  --------------  ------------------

Total operating expenses                      198,604           180,160         1,414,195         298,809           2,702,126
                                         ----------------   ---------------   ---------------  --------------  ------------------

Loss from operations                         (183,256)         (104,802)       (1,174,332)       (212,735)         (2,301,296)
                                         ----------------   ---------------   ---------------  --------------  ------------------

Other (income) expense
   Interest income                             (2,000)          (35,459)           (4,321)        (35,459)            (40,819)
   Interest expense                           526,122            64,101         1,344,469         120,083           2,106,636
   Interest expense - Series A
    Preferred                                  90,731                 -            90,731               -              90,731
   Loss on sale of stock                    2,665,918                 -         2,665,918               -           2,665,918
   Partnership investment loss                368,383                 -           564,612               -             632,665
                                         ----------------   ---------------   ---------------  --------------  ------------------

Total other expenses, net                   3,649,154            28,642         4,661,409          84,624           5,455,131
                                         ----------------   ---------------   ---------------  --------------  ------------------

Loss before minority interest              (3,832,410)         (133,444)       (5,835,741)       (297,359)         (7,756,429)
                                         ----------------   ---------------   ---------------  --------------  ------------------

Minority interest                               1,885                30             2,187              30               2,187
                                          ----------------   ---------------   ---------------  --------------  ------------------

Net loss                                   (3,830,525)         (133,414)       (5,833,554)       (297,329)         (7,754,240)

Preferred dividend on series A
  preferred stock                                   -                 -           120,731               -             120,731

                                          ----------------   ---------------   ---------------  --------------  ------------------

Net loss to common shareholders          $ (3,830,525)       $ (133,414)     $ (5,954,285)      $(297,329)       $ (7,874,971)
                                          ================   ===============   ===============  ==============  ==================

Basic and diluted loss per common
  share                                    $    (0.26)        $   (0.02)        $   (0.41)       $  (0.05)

                                          ================   ===============   ===============  ==============

Basic and diluted weighted average
common
 shares outstanding                        14,617,198         5,750,000        14,488,260       5,750,000
                                         ================   ===============   ===============  ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                        April 2, 1997
                                                                      Nine Months Ended                 (inception) to
                                                                        September 30,                   September 30,
                                                             -------------------------------------------------------------

                                                                   2003                 2002                 2003
                                                              --------------------  -----------------   -------------------

Net cash used in operating activities                            $   (779,635)       $  (195,312)        $  (1,607,487)
                                                              --------------------  -----------------   -------------------

Cash flows from investing activities
    Advances                                                                -                  -              (242,700)
    Repayment from related party                                       26,000                                   26,000
    Repayment from unrelated party                                                        69,562               140,600
    Loan to unrelated party                                                 -                  -               (50,000)
    Loan to related party                                             (21,650)                 -               (21,650)
    Proceeds from sale of marketable securities                     1,711,322                  -             1,711,322
    Investment in oil and gas interests                                     -          (845,010)             (850,627)
    Investment in limited partnerships                             (1,030,095)          (598,194)           (1,815,868)
    Distribution from limited partnerships                             37,232                  -                37,232
                                                              --------------------  -----------------   -------------------

Net cash provided by (used in) investing activities                   722,809         (1,373,642)           (1,065,691)
                                                              --------------------  -----------------   -------------------

Cash flows from financing activities
    Issuance of debt                                                1,517,053          1,890,354             3,265,907
    Issuance of debt - related party                                  140,000                  -               785,000
    Repayment of debt                                                (470,687)          (318,000)             (788,687)
    Repayment of debt - related party                              (1,230,000)                 -            (1,580,000)
    Issuance of common stock, net costs                                     -                  -               917,478
    Collection of subscription receivable                             207,500                  -               207,500
    Collection of subscription receivable - related party               3,200                  -                 3,200
                                                            --------------------  -----------------   -------------------

Net cash provided by financing activities                             167,066          1,572,354             2,810,398
                                                            --------------------  -----------------   -------------------

Net increase in cash and cash equivalents                             110,240              3,400               137,220

Cash and cash equivalents, beginning of period                         26,980                 47                     -
                                                            --------------------  -----------------   -------------------

Cash and cash equivalents, end of period                         $    137,220         $    3,447          $    137,220
                                                            ====================  =================   ===================




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

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company continues to utilize Accounting Principles Board ("APB") No. 25 in accounting for its stock-based compensation to employees. Had compensation expense for the nine months ended September 30, 2003 and 2002 had been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                 ---------------------------------    --------------------------------
                                                         2003              2002              2003              2002
                                                 ---------------    --------------    --------------   ---------------

 Net loss, to common stockholders as
  reported                                         $(3,830,525)       $ (133,414)      $(5,954,285)       $ (297,329)

 Add:  Stock-based employee compensation
     expense included in reported
     net income determined under APB
     No. 25, net of related tax effects                      -                 -                 -                 -
 Deduct:  Total stock-based employee
     compensation expense determined
     under fair-value-based method for all
     awards, net of related tax effects                      -                 -           (99,500)                -
                                                 ---------------    --------------    --------------    --------------

Pro forma net income to common
     stockholders                                  $(3,830,525)       $ (133,414)      $(6,053,785)       $ (297,329)
                                                 ---------------    --------------    --------------    --------------

    Earnings per share:
         Basic - as reported                      $      (0.26)       $    (0.02)      $     (0.41)       $   (0.05)
         Basic - pro forma                        $      (0.26)       $    (0.02)      $     (0.42)       $   (0.05)



                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION - (Continued)

Recent Accounting Pronouncement
------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principle of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 required that the mandatorily redeemable preferred stock be presented in the balance sheet as a long term liability as opposed to its previous placement between liabilities and stockholders equity. It did not have any effect on the statement of operations.


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


NOTE 3 - NOTES RECEIVABLE - RELATED PARTY

During April and May 2003, the Company had loaned Touchstone Resources, Inc., a related party, a total of $90,000. The loans bear interest at 10% per annum. On May 30, 2003, the Company forgave these loans in return for a 2% interest in LS Gas, LLC. Only the interest receivable of $1,357 remained outstanding as of September 30, 2003.

As of September 30, 2003, an affiliate, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to Louisiana Shelf Partners, L.P., in the amount of $2,000. This loan bears interest at 10% per annum.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

Developed Oil and Gas Interests Net, Using Successful Efforts:
                                                                         September 30, 2003
                                                        --------------------------------------------------------
                                                          Hackberry
                                                         Prospects -
                                                          Melton and
                                                         Hooks Wells          CSR - Waha            Total
                                                         -----------------    ---------------     ---------------

Leasehold Acquisition and Mineral Interests                 $   825,010        $   942,545        $  1,767,555
Capitalized Costs                                                25,617            115,537             141,154
Drilling in Progress Intangible                                       -            631,843             631,843
Drilling in Progress Tangible                                         -             76,116              76,116
Depletion                                                      (705,281)           (11,688)           (716,969)
                                                         -----------------    ---------------     ---------------

                  Total                                     $   145,346       $  1,754,353        $  1,899,699
                                                         =================    ===============     ===============


                                                                          December 31, 2002
                                                       --------------------------------------------------------
                                                            Hackberry
                                                         Prospects -
                                                          Melton and
                                                         Hooks Wells          CSR - Waha            Total
                                                        -----------------    ---------------     ---------------

Leasehold Acquisition and Mineral Interests                 $   825,010          $       -         $   825,010
Capitalized Costs                                                25,617                  -              25,617
Depletion                                                      (345,608)                 -
                                                                                                      (345,608)
                                                        -----------------    ---------------     ---------------

                  Total                                     $   505,019          $       -         $   505,019
                                                        =================    ===============     ===============


                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

                                                                                  September 30,        December 31,
                                                                                       2003              2002
                                                                                -----------------    ----------------
Oil and Gas Properties, Cost Not Being Amortized - CSR - Waha
  Leasehold Acquisition and Mineral Interests                                       $  663,074            $      -
  Capitalized Costs                                                                     77,025                   -
  Drilling in Progress Intangible                                                       30,065                   -
  Drilling in Progress Tangible                                                            918                   -
                                                                                -----------------    ----------------

                  Total                                                             $  771,082            $      -
                                                                                =================    ================


The following table represents the Investment in Limited Partnership at September 30, 2003 (unaudited):

                                                  Touchstone
                                                   Resources
                                                    2001 -
                                                   Hackberry         Louisiana
                                                   Drilling            Shelf            PHT
                                  PH Gas, LP       Fund, LP         Partners, LP    Partners, LP      LS Gas, LLC       Total
                                 ------------    --------------     ------------    ------------     ------------    ------------

Ownership Percentage                  30.27%            10.26%             9.9%           4.23%             2.0%

Original Cost Basis                $ 256,100        $  400,000        $ 913,500       $  74,493        $ 142,000     $ 1,786,093
Pro-rata share of loss               (21,481)         (260,742)        (246,699)              -                -        (528,922)
Cash Distributions                   (10,000)          (39,906)         (13,500)              -                -         (63,406)
                                 ------------    --------------     ------------    ------------     ------------    ------------

                         Total     $ 224,619         $  99,352        $ 653,301       $  74,493        $ 142,000     $ 1,193,765
                                 ============    ==============     ============    ============     ============    ============


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

On May 19, 2003, the limited partnership agreement of PH Gas, L.P. was amended to remove two partners and allow one additional partner. The Company's interest remained at approximately 30.9%.

On June 23, 2003, the limited partnership agreement of PH Gas, L.P. was amended to remove one partner and reallocate ownership percentages, which reduced the Company's interest from 30.9% to approximately 28.7%.

On July 1, 2003, the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions and reallocation of partners' ownership interests, which increased the Company's interest from 28.7% to approximately 29.1%.

On July 22, 2003, the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions and reallocation of partners' ownership interests, which increased the Company's interest from 29.1% to approximately 30.2%.

On August 27, 2003, the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions, admission of one additional partner and reallocation of partners' ownership interests, which increased the Company's interest from 30.2 % to approximately 30.3%.

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

During July through September 2003, APICO issued capital calls of $425,000 to its members for exploration costs in the PhuHorm prospect. PH Gas, L.P.'s portion of this call was $41,480, which was paid prior to September 30, 2003.

The Company accounts for this interest using the equity method.

Louisiana Shelf Partners, L.P. - selected information
------------------------------------------------------

Pursuant to the partnership agreement, the Company and the other partners of Louisiana Shelf Partners, L.P. ("LSP") will be called upon from time to time for additional contributions to meet the reasonable capital requirements of LSP. The Company has contributed $900,000 to LSP.

On August 4, 2003, the limited partnership agreement of Louisiana Shelf Partners, L.P. was amended to reflect the reallocation of partnership interest and admission of additional partners, which increased the Company's interest from 9.4 % to approximately 9.9%.

On September 29, 2003, the limited partnership agreement of Louisiana Shelf Partners, L.P. was amended to reflect the withdrawal of one partner and the admission of additional partners. The Company's interest remained at approximately 9.9%.

On August 1, 2003, LSP signed a drilling contract with Parker Drilling, utilizing a jack-up rig, to commence drilling on the exploration project located on Louisiana State Lease No. 17742, 17743, 17744, and 17666 in Cameron Parish offshore Louisiana. The initial test well on Lease No. 17743 and 17742 was determined to be a dry hole. As a result, all the drilling costs incurred on this well were written off during the third quarter of 2003.

The Company accounts for this interest using the equity method.

LS Gas, LLC
-----------

On May 30, 2003, the Company purchased a 2% interest in LS Gas, LLC from Touchstone Resources, Ltd. The purchase price consisted of $100,000 in cash and 100,000 shares of the common stock of BPK Resources, Inc. The Company used a $90,000 receivable to offset a portion of the $100,000 cash payment. The remaining balance was paid in July.

The Company accounts for this interest using the cost method.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements





NOTE 5 - MARKETABLE SECURITIES

On February 21, 2003, the Company entered into an investment agreement with Ocean Resources Capital Holding PLC ("ORCH"). In accordance with the agreement, the Company issued 5,538,461 shares of its Series A 10% Convertible Preferred Stock in exchange for 4,390,000 ordinary shares of ORCH, along with warrants to purchase an additional 1,463,333 shares. ORCH trades on the London Stock Exchange in the Alternative Investment Market ("AIM"). The Company also entered into a loan facility agreement with ORCH whereby the Company could borrow $600,000 which was to be secured by the Company's shares of ORCH. The loan matured on May 31, 2003 and bears interest at LIBOR plus 2%. As of September 30, 2003, the Company borrowed $456,365 and accrued a 4% arrangement fee of $23,482 in relation to the borrowings along with $14,168 in interest.

According to the agreement, the Company was not entitled to dispose of any of the ORCH shares prior to or during a period of at least 2 months from their admission to AIM without the prior consent of ORCH. The Company was supposed to place $720,000 of the net proceeds from the sale of the ORCH shares in an escrow account until the second anniversary of the original agreement, on terms satisfactory to ORCH, which represented an amount equal to two years' dividends in respect of the Company's Series A shares held by ORCH and was to be used solely for payment of dividends in respect of the Company's shares. The Company agreed that except for trade creditors and the proposed $600,000 margin account, the Company will not incur more than $1,000,000 further indebtedness, without the prior written permission of ORCH. The Company agreed that ORCH is entitled to nominate a director to the Company's board of directors and shall take all such steps that may be required to appoint such person to serve on the board of directors of the Company until the next meeting of the stockholders of the Company held for the purpose of electing directors.

On July 24, 2003, the Company sold 4,390,000 shares of ORCH with warrants to purchase 1,463,333 shares attached for $1,408,136, and incurred $77,449 in commission expenses and $130,687 was applied to the principal balance of the loan from ORCH. The Company did not fund the escrow account. The Company recorded a loss of $2,917,077 on this transaction.

During July and August the Company sold 205,518 shares of Cytrx Corporation for $380,635. The Company recorded a gain of $251,158 on this transaction. As of September 30, 2003, the Company's total realized loss amounted to $2,665,919.

Available-for-sale securities consist of the following at September 30, 2003

(unaudited):
                                                                               Gross
                                                                              Unrealized
                                                             Cost                Gain             Fair Value
                                                       -----------------    ---------------     ----------------

Stock - CYTR                                                $     962          $    2,395           $   3,357
                                                       -----------------    ---------------     ----------------


Available-for-sale securities consisted of the following at December 31, 2002:

                                                                                Gross
                                                                              Unrealized
                                                             Cost               (Loss)            Fair Value
                                                        -----------------    ---------------     ----------------

Stock - CYTR                                               $  130,438         $  (78,677)          $   51,761
                                                       -----------------    ---------------     ----------------






                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - NOTES PAYABLE

Notes payable and convertible notes consisted of the following at:

                                                                    September 30,       December 31,
                                                                         2003               2002
                                                                  -----------------    ----------------

12% Secured convertible note                                         $  2,100,000        $ 1,500,000
Promissory note - related party                                           723,178            305,000
10% Promissory note                                                         1,000              1,000
Approx. 6% Loan Facility                                                  456,365                  -
                                                                  -----------------    ----------------
                                                                        3,280,543          1,806,000

    Less unamortized discount                                             312,684          1,218,918
                                                                  -----------------    ----------------

                                                                     $  2,967,859        $   587,082
                                                                  =================    ================


12% Secured Convertible Note

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed their name to Trident Growth Fund, L.P. ("Trident"). The Company's obligation to repay the loan is evidenced by a 12% secured convertible promissory note and is secured by a security interest granted to the lender covering substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests. The loan was subsequently amended on July 29, 2003 to extend the maturity date from October 31, 2003 to June 30, 2004. On July 29, 2003 Trident also amended the loan to increase the principal to $2,100,000. The first amendment to the loan agreement requires the Company to maintain an interest average ratio (earnings before interest, taxes, depreciation and amortization divided by interest expense) of 2.0 or greater as of December 14, 2003. The $600,000 note matures on July 31, 2004; however, the Company has the option to repay the note at 100% of face value prior to the maturity date. Trident was issued warrants to purchase 420,000 shares of the Company's common stock as additional incentive to make the original and subsequent incremental loan. The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes is converted to common stock.

The conversion rate of the note and exercise price of the warrants is $0.38 which is subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs will be amortized over the term of the loan. Interest is payable in cash unless Trident elects to have the interest paid in common stock of the Company. As described in the loan covenants, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. As of September 30, 2003, the Company failed to comply with three financial covenants but received a waiver from the lender.

Under the terms of the loan agreement, the Company was required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants by October 2002. The Company would have been subject to a monthly penalty of 0.1% shares of its common stock then outstanding computed on a fully diluted basis per day until the shares are registered; however, Trident waived the specific covenants.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements







NOTE 6 - NOTES PAYABLE (Continued)

As of September 30, 2003, the Company granted warrants to purchase 25,000 shares of common stock at an initial exercise price of $0.38, subject to periodic adjustments based on market trading price, which expire on April 30, 2012 to Trident in consideration for the granting of a waiver due to the Company's failure to meet their loan covenants. These warrants were valued at $15,000 and expensed. In July 2003, Trident was issued additional warrants to purchase 100,000 shares of the Company's common stock with an exercise price of $0.38 expiring on April 30, 2012, for the extension of the note waiver of loan covenants. These warrants were valued at $38,200 and will be amortized to expense over the life of the extended note.

Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the original and incremental convertible promissory notes and warrants based on a fair value basis. The fair value of the warrants were determined to be $264,600 using the Black-Scholes model. In addition, the Company recorded beneficial conversion features for the notes amounting to $1,393,547. Under EITF 00-27 a discount was recorded against the note payable for the amount of the warrant and the beneficial conversion feature which is being amortized over the remaining term of the note. As of September 30, 2003, the Company amortized $1,345,463 of the discount as interest expense.

Promissory Notes - Related Party
----------------------------------

On January 15, 2003, the Company financed part of the purchase price of CSR-Waha with a $1,500,000 note issued to CSOR. The note bears interest at 10%, originally matured on April 30, 2003 and was subsequently extended until June 30, 2004. In consideration for the extension, the Company issued 100,000 shares of its common stock to CSOR. As of September 30, 2003, $670,000 of principal and $88,781 of accrued interest is outstanding. The Company's wholly owned subsidiary, CSR-Hackberry Partners, LP has issued a unsecured demand note with an interest rate of 2.5% to CSOR of which $25,000 of principal and $2,056 of accrued interest is outstanding as of September 30, 2003. The Company has other unsecured demand loans totaling $28,178 due to several related parties as of September 30, 2003.

As of September 30, 2003, the Company had borrowed $164,000 with interest payable at 10% per annum from 1025 Investments, Inc. The notes plus accrued interest are payable on demand. As of September 30, 2003 the Company has accrued $4,367 of interest related to the notes and total principal of $1,000 remained outstanding.

As of September 30, 2003, the Company had borrowed $20,000 with interest payable at 10% per annum from FEQ Investments. The notes plus accrued interest are payable on demand. As of September 30, 2003 the Company has accrued $718 of interest related to the notes.

6% Loan Facility
------------------

As of September 30, 2003, the Company had borrowed $587,053 from ORCH with interest payable at LIBOR plus 2% per annum on the last business day of each calendar month. The notes and accrued interest were payable upon the sale of the Ocean Resources shares the Company owned or May 31, 2003, whichever was earlier. As of September 30, 2003, $456,365 of principal and accrued interest of $14,168 remained outstanding. The loan is currently in default.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements




NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2003, the Company's Board of Directors designated 5,538,461 of the 10,000,000 shares of its preferred stock as mandatorily redeemable preferred stock to be non-voting Series A 10% Convertible Preferred Stock, all of which are outstanding. The holders of shares of this stock will be entitled to receive dividends at a rate of 10% per annum which accrue from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends have preference over common stock cash dividends. The total amount of dividends and interests accrued at September 30, 2003 was $211,462.

Each Series A Share is immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of the Company's common stock. In the event of a liquidation, dissolution or winding up of the Company, or a merger or consolidation in which the Company is not the surviving entity, all Series A Shares automatically convert into shares of common stock. The Company has the option to redeem all Series A Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends and is required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contain anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares have no voting rights.

The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire additional ordinary shares of ORCH.


NOTE 8 - STOCKHOLDER'S EQUITY

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership from Continental Southern Resources, Inc. The Company issued 600,000 shares of its common stock as part of the purchase price. These shares were valued at the fair market value of $0.78 per share.

On January 30, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $0.65 per share to the Chief Executive Officer, also a Director of the Company. The options are immediately exercisable and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company. The Company recorded these options at the fair market value of $0.66. As a result, deferred compensation of $2,000 was recorded and will be amortized over three years.

On January 31, 2003, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share to each of two directors of the Company in connection with their appointments to serve as director. The options are fully vested and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company. The Company recorded these options at the fair market value of $0.66. Deferred compensation of $2,000 was recorded and will be amortized over a three-year period.

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

On July 1, 2003, the Company entered into an investor relations consulting agreement with EchoTech Financial, Inc. The agreement is for a three month period ending on September, 30, 2003 and will automatically renew for another term of three months unless two weeks notice to terminate is given by either party, at a fee of $3,000 per month as well as options to purchase 25,000 common shares of the Company at an exercise price of $.040 per common share. The options are fully vested and expire in two years.

On July 29, 2003 the Company granted Trident two warrants to purchase 120,000 and 100,000 shares of common stock with an exercise price of $0.38 expiring on July 29, 2008 and April 30, 2012, respectively. The warrant to purchase 120,000 shares of common stock was issued as additional consideration for issuing the $600,000 note and the warrant to purchase 100,000 shares of common stock was issued in consideration of the renegotiation to extend the maturity date of the original note and for granting an additional waiver due to the Company's failure to meet their loan covenants.

Stock Warrants

The Company had the following warrants to purchase its common stock at September 30, 2003:


       Expiration Date          Exercise Price              Shares
       -------------------     ----------------      -------------------

       April 2004                   $   0.38                  310,000
       July 2008                    $   0.38                  120,000
       April 2012                   $   0.38                  425,000
       November 2005                $   0.60                  702,666
                                                     -------------------

       Common Stock                                         1,557,666
                                                     ===================


Stock Options

The Company had the following outstanding common stock options to purchase its securities as of:


                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
     Range of           Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise            at September 30,          Remaining          Exercise          September 30,        Exercise
      Prices                   2003              Contract Life          Price               2003               Price
-------------------    ---------------------     ---------------    --------------    ------------------    ------------

        $     0.40                 25,000                1.75           $  0.40                25,000          $ 0.40

        $     0.60                200,000                0.17           $  0.60               200,000          $ 0.60

        $     0.65                400,000                2.33           $  0.65               400,000          $ 0.65


                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements






NOTE 9 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the three and nine months ending September 30, 2003 and September 30, 2002, the total number of potentially dilutive shares excluded from diluted net loss per common share were 9,687,929 and 305,000, respectively.


NOTE 10 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                         ------------------------------------    ------------------------------------
                                               2003                2002                2003                2002
                                         ---------------     ----------------    ----------------    ----------------

Net loss                                  $ (3,739,794)         $  (133,414)       $ (5,742,823)        $  (297,329)
                                          ---------------     ----------------    ----------------    ----------------

Unrealized gain/(loss)                      (1,508,081)             (60,043)            159,169             (60,043)
Reclassification adjustment for
 (gain) loss realized in net loss
 above                                         256,898                    -             (78,097)                  -
                                          ---------------     ----------------    ----------------    ----------------

Unrealized gain/(loss), net                 (1,251,183)             (60,043)             81,072             (60,043)
                                          ---------------     ----------------    ----------------    ----------------

Comprehensive loss                        $ (4,990,977)         $  (193,457)       $ (5,661,751)        $  (357,372)
                                         ===============     ================    ================    ================

NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

In April 2003, Mark Bush, president of Touchstone Resources USA, Inc., resigned as director of the Company. Mr. Bush is also the managing member of LS Gas, LLC, which is the general partner of Louisiana Shelf Partners, L.P. In addition, he owns a 25% membership interest in PHT Gas, LLC which is the general partner of PHT Partners, L.P., PH Gas, L.P., BPK South Valentine Partners, L.P. and CSR-Hackberry Partners, L.P.

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

The Company will need to raise funds via additional private placement offerings in order to continue operations. The Company's ability to continue as a going concern is dependent on raising these additional funds. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management will be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself and may be required to relinquish its interest in the properties or discontinue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


NOTE 15 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at September 30, 2003:

                                                                      Touchstone
                                                                    Resources-2001
                                                                      Hackberry         Louisiana Shelf
                                                PH Gas, LP        Drilling Fund, LP      Partners, LP
                                               ------------------ -------------------- --------------------

      Total Assets                                $   742,328         $   2,027,258       $   6,398,152
                                               ================== ==================== ====================
      Total Liabilities                           $     3,438         $     190,133       $      70,648
                                               ================== ==================== ====================

      Results of Operations
         Sales                                              -                     -                   -
         Gross profit                                       -                     -                   -
         Net loss                                 $   (65,770)       $   (1,895,667)      $  (2,483,792)




NOTE 16 - SUBSEQUENT EVENTS

During October 2003, the Company invested an additional $3,997 in 2001 Hackberry Drilling Fund, L.P.

During October 2003, the Company invested an additional $7,800 in PH Gas.

During October 2003, the Company invested an additional $2,000 in PHT.

On October 28, 2003, PH Gas invested an additional $26,059 in APICO, LLC.

During October 2003, PH Gas borrowed $2,000 from PHT and issued a 10% promissory note.

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

      We are in the oil and gas exploration and development business. We target high-potential oil and gas assets primarily in the Texas, Louisiana, other traditional oil producing states in the southwestern United States and Thailand. Our operations are focused on exploration activities to find and evaluate prospective oil and gas properties and providing capital to participate in these projects. We participate in projects directly, through our consolidated subsidiaries, and as equity participants in limited partnerships.

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

      In April 1997, we were granted worldwide patent rights, pursuant to an Exclusive Worldwide Licensing Agreement, covering an electronic multiple fingerprint recognition system. Since the date of the Exclusive Worldwide Licensing Agreement, we have unsuccessfully attempted to exploit these patent rights. While we still hold these patent rights, we are no longer devoting substantial efforts to the exploitation of these patent rights and are currently soliciting offers to sell or assign these rights. We plan to use any proceeds received from the sale or assignment of these rights for working capital purposes and to purchase additional leasehold interests in natural gas and oil properties.

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

      We intend to execute our strategy by focusing on the following:

      o     High potential exploratory drilling

      o Opportunistic acquisitions with additional exploratory and/or development potential

      High Potential Exploratory Drilling in Louisiana, Texas and Thailand. During 2002, operators at our prospects in Jefferson County, Texas completed drilling two exploratory wells, both of which are currently in production and generating revenue. Operators at our Jefferson and Reeves County, Texas, Thailand, and Louisiana prospects currently plan to drill an aggregate of one additional exploratory well during the remainder of 2003. We believe we have assembled a ten year inventory of exploration and development drilling opportunities in Texas and Louisiana.

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

RESULTS OF OPERATIONS

      Three and Nine Months Ended September 30, 2003 As Compared To Three and Nine Months Ended September 30, 2002.

Revenues

      We generated $15,348 and $239,863 of revenue during the three and nine months ended September 30, 2003, respectively, consisting of oil and gas generated from our net revenue interest in the Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect") and to a much lesser extent, from our net revenue interest in the West Texas-Waha Project located in Reeves County, Texas ("Waha Project"). We generated $75,358 and $86,074 of revenue during the corresponding periods in 2002 which consisted of oil and gas revenue generated from the Hackberry Prospect. We expect to continue to generate revenue from these interests during the remainder of 2003.

Production Expenses

      Production expenses were $4,693 and $113,685 during the three and nine months ended September 30, 2003, respectively, and consisted of expenses incurred from our working interest in the Hackberry Prospect and the Waha Project. We incurred production expenses of $61,280 during the three and nine months ended September 30, 2002 which consisted of expenses incurred from our working interest in the Hackberry Prospect.

      Depletion and amortization expenses were $42,767 and $439,054 during the three and nine months ended September 30, 2003, respectively, and were due to the depletion of the Hackberry Prospect and West Texas - Waha Project based on the units produced. We did not incur any depletion and amortization expenses during the corresponding periods in 2002.

General and Administrative Expenses

      General and administrative expenses increased $29,985 to $151,144 during the three months ended September 30, 2003 as compared to $121,159 for the corresponding period in 2002. These expenses consisted primarily of consulting expenses and professional fees. General and administrative expenses increased $636,048 to $861,456 during the nine months ended September 30, 2003 as compared to $225,408 for the corresponding period in 2002. These expenses consisted primarily of professional and consulting fees.

Other (income) and expense

      Other (income) and expense increased $3,620,512 to $3,649,154 during the three months ended September 30, 2003 as compared to $28,642 for the corresponding period in 2002. The increase was primarily due to an increase of $3,034,301 in losses from the Company's equity investments, which resulted primarily from the loss realized on the Company's sale of 4,390,000 shares of Ocean Resources Capital Holdings Plc ("ORCH"), a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange, and warrants to acquire 1,463,000 shares of ORCH, and an increase in interest expense of $552,752, which resulted primarily from interest paid on the $2.1 million principal amount convertible promissory note and the $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P., and dividends paid on the 5,538,461 shares of Series A 10% Convertible Preferred Stock that we issued to ORCH in connection with our purchase of 4,390,000 shares of ORCH and warrants to purchase an additional 1,463,000 ordinary shares of ORCH, which dividends were required to be classified as interest expense pursuant to SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity".

Other (income) and expense increased $4,576,785 to $4,661,409 during the nine months ended September 30, 2003 as compared to $84,624 for the corresponding period in 2002. The increase was primarily due to an increase in interest expense of $1,315,117, which resulted primarily from interest paid on the $2.1 million principal amount convertible promissory note and the $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P., and dividends paid on the 5,538,461 shares of Series A 10% Convertible Preferred Stock that we issued to ORCH in connection with our purchase of 4,390,000 shares of ORCH and warrants to purchase an additional 1,463,000 ordinary shares of ORCH, which dividends were required to be classified as interest expense pursuant to SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", and an increase of $3,230,530 in losses from the Company's equity investments, which resulted primarily from the loss realized on the Company's sale of 4,390,000 shares of ORCH and warrants to acquire 1,463,000 shares of ORCH.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the nine months ended September 30, 2003 was $779,635 compared to $195,312 during the nine months ended September 30, 2002. The primary use of cash during both periods was to fund the net loss. Net cash provided by investing activities during the nine months ended September 30, 2003 was $722,809, which consisted primarily of proceeds received from the sale of marketable securities, as compared to $1,373,642 of net cash used in investing activities during the nine months ended September 30, 2002. Net cash provided by financing activities during the nine months ended September 30, 2003 was $167,066 compared to $1,572,354 during the nine months ended September 30, 2002 and consisted primarily of the collection of $210,700 of subscription receivables and proceeds from issuances of unsecured promissory notes, which were partially offset by costs relating to such financings, including commitment and origination fees, and the repayment of unsecured promissory notes.

      Working capital decreased $3,132,250 during the nine months ended September 30, 2003 to a deficit of $3,732,688 as compared to a deficit of $600,438 at December 31, 2002. This decrease was due primarily to an increase in notes payable to $2,967,859 from $587,082 at December 31, 2002 resulting from the issuance of a $1,500,000 note to purchase a 99% limited partnership interest in CSR-Waha Partners, L.P., a $600,000 credit facility from ORCH and a $600,000 incremental convertible note.

      In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund ("Trident"). The Convertible Note was initially due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $2.00 per share (currently $.38 per share as a result of adjustment pursuant to anti dilution provisions of the Convertible
Note), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. We failed to comply with three financial covenants and received a waiver from Trident until June 30, 2004.

      On or about July 29, 2003, we extended the maturity date of the Convertible Note until June 30, 2004 and in consideration of the note extension and waiver of loan covenants, we issued warrants to Trident to purchase 100,000 shares of common stock at an exercise price of $.38 per share. We also entered into an amendment to our loan agreement with Trident to obtain an additional $600,000 from Trident pursuant to a second convertible note (the "July Convertible Note"). The terms of the July Convertible Note are substantially similar to those set forth in the Convertible Note, except that the July Convertible Note is due July 31, 2004. In connection with the amendment, we issued warrants to Trident to purchase 120,000 shares of common stock at an exercise price of $.38 per share. We are required to file a registration statement with the Securities and Exchange Commission to cover the public resale of all shares issuable upon conversion of the Convertible Note, but have received a waiver of this requirement from Trident until June 30, 2004.

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

      On March 4, 2003, we issued 5,538,461 shares of our Series A 10% Convertible Preferred Stock (the "Series A Preferred Shares") to ORCH. The shares were issued in consideration of our receipt of 4,390,000 ordinary shares of ORCH together with warrants to purchase up to an additional 1,463,000 ordinary shares of ORCH at an exercise price of 75p per share and the right to exercise warrants to purchase additional shares of ORCH at an exercise price of 100p per share. The Series A Preferred Shares are immediately convertible at the option of the holder into one share of common stock, subject to a cap that prohibits conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of our outstanding shares. We have the option to redeem all Series A Preferred Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends due thereon and are required to redeem all such shares by payment of such amount no later than February 28, 2006. The agreement under which these shares were purchased precludes us from incurring in excess of $1,000,000 of additional indebtedness without the consent of ORCH. The ordinary shares of ORCH are eligible for public resale on the Alternative Investment Market of the London Stock Exchange. On March 14, 2003, we entered into a loan agreement with ORCH in which ORCH agreed to advance $600,000 against the sale of the ORCH shares. As of September 30, 2003, we owed $456,365 of principal to ORCH. The loan matured on May 31, 2003 and hasn't been extended. The loan is currently in default. During July 2003, we sold all 4,390,000 ordinary shares of ORCH and warrants to purchase 1,463,000 shares of ORCH stock for gross proceeds of $1,408,136.

      The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

      We are in the development stage, have significant debt obligations to repay in 2004, and our current liabilities substantially exceed our current assets. As of the date of this Report, we have limited cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls. In addition, we expect to receive capital calls during the next twelve months from Louisiana Shelf Partners, L.P., another limited partnership in which we have an interest. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. In addition, the $1,500,000 Convertible Note and the remaining $670,000 note payable to Continental Southern Resources, Inc. are due and payable June 30, 2004 and the $600,000 July Convertible Note is due and payable July 31, 2004.

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

ITEM 3. Controls and Procedures

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are included herein:

-----------------------------------------------------------------------------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-----------------------------------------------------------------------------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                                  the Company's Registration Statement on Form
                                                                  SB-2, Registration Number 333-86435

-----------------------------------------------------------------------------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Company's Registration Statement on Form
                                                                  SB-2 Registration Number 333-86435

-----------------------------------------------------------------------------------------------------------------
        3.3          Certificate of Amendment to Articles of      Incorporated by reference to Exhibit 3.3 to
                     Incorporation                                the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended September 30, 2002

-----------------------------------------------------------------------------------------------------------------
        3.4          Certificate of Designation of Series A 10%   Incorporated by reference to Exhibit 3.4 to
                     Convertible                                  Preferred Stock the Company's Annual Report
                                                                  on Form 10-KSB for the year ended December
                                                                  31, 2002.

-----------------------------------------------------------------------------------------------------------------
       10.1          Partial Assignment of Oil, Gas and Mineral   Incorporated by reference to Exhibit 10.2 to
                     Lease by and between Touchstone Resources,   the Company's Current Report on Form 8-K
                     Inc. and the Company dated April 25, 2002    dated May 13, 2002

-----------------------------------------------------------------------------------------------------------------
       10.2          Agreement of Limited Partnership of          Incorporated by reference to Exhibit 10.3 to
                     Touchstone Resources - 2001 Hackberry        the Company's Current Report on Form 8-K
                     Drilling Fund, L.P.                          dated May 13, 2002

-----------------------------------------------------------------------------------------------------------------
       10.3          Loan Agreement dated April 25, 2002 by and   Incorporated by reference to Exhibit 10.6 to
                     between the Company and Gemini Growth        the Company's Quarterly Report on Form 10-QSB
                     Fund, LP dated November 21, 2001             for the quarter ended June 30, 2002

-----------------------------------------------------------------------------------------------------------------
       10.4          12% Secured Convertible Note dated April     Incorporated by reference to Exhibit 4.2 to
                     25, 2002, issued to Gemini Growth Fund,      the Company's Quarterly Report on Form 10-QSB
                     L.P.                                         for the quarter ended June 30, 2002

-----------------------------------------------------------------------------------------------------------------
       10.5          Warrant to purchase 150,000 shares of        Incorporated by reference to Exhibit 4.3 to
                     Common Stock dated April 25, 2002,issued     the Company's Quarterly Report on Form 10-QSB
                     to Gemini Growth Fund, L.P.                  for the quarter ended June 30, 2002

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
       10.6          Security Agreement dated April 25, 2002,     Incorporated by reference to Exhibit 10.7 to
                     by and between the Company and Gemini        the Company's Quarterly Report on Form 10-QSB
                     Growth Fund, L.P.                            for the quarter ended June 30, 2002.

-----------------------------------------------------------------------------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 to
                     Common Stock issued to Mark A. Bush          the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002.

-----------------------------------------------------------------------------------------------------------------
       10.8          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 to
                     Common Stock issued to Wes Franklin          the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002.

-----------------------------------------------------------------------------------------------------------------
       10.9          Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.8 to
                     Common Stock issued to John B. Connally,     the Company's Annual Report on Form 10-KSB
                     III                                          for the year ended December 31, 2002.

-----------------------------------------------------------------------------------------------------------------
       10.10         Form of Investment Agreement by and          Incorporated by reference to Exhibit 10.10 to
                     between the Company and Ocean                the Company's Annual Report on Form 10-KSB
                     Resources Capital Holdings, PLC dated        for the year ended December 31, 2002.
                     February 21, 2002

-----------------------------------------------------------------------------------------------------------------
       10.11         Limited Partnership Agreement of PH GAS,     Incorporated by reference to Exhibit 10.11 to
                     LP dated July 16, 2002                       the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------
       10.12         Amendment to the Limited Partnership         Incorporated by reference to Exhibit 10.12 to
                     Agreement of PH GAS, LP dated                the Company's Quarterly Report on Form 10-QSB
                     April 26, 2003                               for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------
       10.13         Limited Partnership Agreement of             Incorporated by reference to Exhibit 10.13 to
                     CSR-Hackbery Partners, L.P. dated July 31,   the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------
       10.14         Limited Partnership Agreement of PHT         Incorporated by reference to Exhibit 10.14 to
                     Partners, L.P. dated August 14, 2002         the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------
       10.15         Limited Partnership Agreement of CSR-WAHA    Incorporated by reference to Exhibit 10.15 to
                     Partners, LP dated June 27, 2002             the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
       10.16         Amendment to The Limited Partnership         Incorporated by reference to Exhibit 10.16 to
                     Agreement of CSR-WAHA Partners, L.P. dated   the Company's Quarterly Report on Form 10-QSB
                     January 15, 2003                             for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------
       10.17         Limited Partnership Agreement of Louisiana   Incorporated by reference to Exhibit 10.17 to
                     Shelf Partners, L.P. dated December 31,      the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003

-----------------------------------------------------------------------------------------------------------------
       10.18         10% Promissory Note dated January 15,        Incorporated by reference to Exhibit 4.3 to
                     2003, issued to Continental Southern         the Company's Annual Report on Form 10-KSB
                     Resources, Inc.                              for the year ended December 31, 2002.

-----------------------------------------------------------------------------------------------------------------
       10.19         First Amendment to Loan Agreement dated      Incorporated by reference to Exhibit 10.19 to
                     July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                     and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003

-----------------------------------------------------------------------------------------------------------------
       10.20         12% Secured Convertible Note dated July      Incorporated by reference to Exhibit 10.20 to
                     29, 2003, issued to Trident Growth Fund,     the Company's Quarterly Report on Form 10-QSB
                     L.P.                                         for the quarter ended June 30, 2003

-----------------------------------------------------------------------------------------------------------------
       10.21         First Amended Security Agreement dated       Incorporated by reference to Exhibit 10.21 to
                     July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                     and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003

-----------------------------------------------------------------------------------------------------------------
       10.22         First Amendment to 12% Secured Convertible   Incorporated by reference to Exhibit 10.22 to
                     Note (such original note dated April 25,     the Company's Quarterly Report on Form 10-QSB
                     2002), dated July 29, 2003, issued to        for the quarter ended June 30, 2003
                     Trident Growth Fund, L.P.

-----------------------------------------------------------------------------------------------------------------
       10.23         Warrants to purchase 120,000 shares of       Incorporated by reference to Exhibit 10.23 to
                     Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                     to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003

-----------------------------------------------------------------------------------------------------------------
       10.24         Warrants to purchase 100,000 shares of       Incorporated by reference to Exhibit 10.24 to
                     Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                     to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003

-----------------------------------------------------------------------------------------------------------------
       10.25         First Amendment to Warrants to purchase      Incorporated by reference to Exhibit 10.25 to
                     150,000 shares of Common Stock, dated July   the Company's Quarterly Report on Form 10-QSB
                     29, 2003, issued to Trident Growth Fund,     for the quarter ended June 30, 2003
                     L.P.

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
       31.1          Certification of CEO of the Company          Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended

-----------------------------------------------------------------------------------------------------------------
       31.2          Certification of Treasurer of the Company    Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended

-----------------------------------------------------------------------------------------------------------------
       32.1          Certification of CEO of the Company          Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

-----------------------------------------------------------------------------------------------------------------
       32.2          Certification of Treasurer of the Company    Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------

      (b) Current Reports on Form 8-K filed during the three month period ended September 30, 2003:

      None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BPK RESOURCES, INC.

Date: November 14, 2003                        /s/ John B. Connally, III
                                               -------------------------
                                               John B. Connally, III
                                               Chief Executive Officer



Date: November 14, 2003                        /s/ Cecile T. Coady
                                               -------------------
                                               Cecile T. Coady
                                               Treasurer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION

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