Form 10KSB/A
period 2002-12-31
BPK RESOURCES INC
filed 2004-04-13
CIK 1093818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on April 12, 2004 was $3,248,783. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of April 12, 2004, 42,459,503 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

      BPK Resources, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC") on April 15, 2003 (the "Original Report").

      The Company recently discovered an error in its 2002 consolidated financial statements included in the Original Report and is filing this Amendment to conform the 2002 consolidated financial statements to generally accepted accounting principles. As more fully explained in Note 22-Correction Of An Error appearing in Item 7 of this Amendment, the Company should have recorded impairment and partnership investment losses based on the information originally included in Note 21-Supplemental Oil And Gas Disclosures- Unaudited appearing in
Item 7 of the Original Report. The restated 2002 consolidated financial statements do not reflect any changes in the Company's accounting principles, practices or procedures.

      This Amendment does not reflect events that have occurred after April 15, 2003, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the 2002 consolidated financial statements, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in the Company's filings with the SEC subsequent to April 15, 2003. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

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

Operating Expenses

     Production Expenses were $81,642, depletion and amortization expenses were $345,608 and dry hole and impaired properties expenses were $350,354 during the fiscal year ended December 31, 2002. We did not incur any operating expenses during the fiscal year ended December 31, 2001 as we did not generate any revenue during such period. The increase in production expense of $81,642 was due to the expenses incurred from the working interest in the Hackberry Prospect. The increase in depletion and amortization expenses was due to the depletion of the Hackberry Prospect based on the units produced. The dry hole and impaired properties expense was due to BPK Valentine Partners, L.P., our subsidiary, drilling a well which was a dry hole.

General and Administrative Expenses

     General and administrative expenses increased $185,508 to $411,278 during the fiscal year ended December 31, 2002 as compared to $225,770 for the fiscal year ended December 31, 2001. The increase was primarily due to an in increase in consulting expense and professional fees.

Other (income) and expense

     Other (income) and expense increased $586,289 to $914,024 during the fiscal year ended December 31, 2002 as compared to $327,735 for the fiscal year ended December 31, 2001. The increase was primarily due to an increase in interest expense of $106,697 as a result of issuance of debt and a $480,469 partnership investment loss associated with the Company's investment in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. This amount was offset by $36,498 of interest income, approximately $33,000 of which was realized in connection with the conversion of the $250,000 principal amount of notes receivable issued by Global Genomics Capital, Inc. ("GGC") and $2,301 of interest receivable on the $50,000 principal amount demand note issued by Pawnxchange, Inc.


LIQUIDITY AND CAPITAL RESOURCES


     Net cash used in operating activities during the fiscal year ended December 31, 2002 was $483,460 compared to $67,953 during the fiscal year ended December 31, 2001. The primary use of cash in operating activities was to fund the net loss. Net cash used in investing activities for the fiscal year ended December 31, 2002 was $1,776,865 compared to net cash used in investing activities of $250,000 for the fiscal year ended December 31, 2001 and consisted primarily of the purchase of oil and gas interests and limited partnerships. Net cash provided by financing activities during the fiscal year ended December 31, 2002 was $2,287,258 compared to $318,000 fiscal year ended December 31, 2001 and consisted primarily of the issuances of a secured convertible note, unsecured promissory notes and shares of our common stock which were partially offset by costs relating to such financings, including commitment and origination fees, and repayment of $668,000 of outstanding indebtedness.

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

                           Statements of Cash Flows - Years ended December 31, 2002 and 2001 and April 2, 1997 (date of inception) through December 31, 2002

                           Notes to Financial Statements

                  (2)      The following exhibits are filed as part of this
                           Report:



-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------

        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                                  the Registrant's Registration Statement on
                                                                  Form 10-SB dated  December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registrant's Registration Statement on
                                                                  Form 10-SB dated  December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Amendment to Articles of      Incorporated by reference to Exhibit 3.3 to
                     Incorporation filed October 21, 2002         the Registrant's Quarterly Report on Form
                                                                  10-QSB for the Quarter Ended September 30,
                                                                  2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series A 10%   Incorporated by reference to Exhibit 3.4 to the
                     Convertible Preferred Stock                  Registrant's Annual Report on Form 10-KSB for
                                                                  the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          12% Secured Convertible Note in the          Incorporated by reference to Exhibit 4.2 to
                     principal amount of $1,500,000 issued to     the Registrant's Quarterly Report on Form
                     Gemini Growth Fund, L.P.                     10-QSB for the Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.2          Warrants to purchase 150,000 shares of       Incorporated by reference to Exhibit 4.3 to
                     common stock issued to Gemini Growth Fund,   the Registrant's Quarterly Report on Form
                     L.P. in April 2002                           10-QSB for the Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.3          Form of 10% Promissory Note in the principal Incorporated by reference to Exhibit 4.3 to the
                     amount of $1,500,000 issued to Continental   Registrant's Annual Report on Form 10-KSB for
                     Southern Resources, Inc.                     the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Form of Warrant Certificate issued in        Incorporated by reference to Exhibit 10.4 to
                     connection with receipt of proceeds from     the Registrant's Annual Report on Form 10-KSB
                     issuance of Series 1 Promissory Notes in     for the Year Ended December 31, 2001
                     April 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Partial Assignment of Oil, Gas and Mineral   Incorporated by reference to Exhibit 10.2 to
                     Lease by and between Touchstone Resources,   the Registrant's Current Report on Form 8-K
                     Inc. and the Registrant dated April 25,      dated May 13, 2002
                     2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Agreement of Limited Partnership of          Incorporated by reference to Exhibit 10.3 to
                     Touchstone Resources - 2001 Hackberry        the Registrant's Current Report on Form 8-K
                     Drilling Fund, L.P.                          dated May 13, 2002
-------------------- -------------------------------------------- -----------------------------------------------



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

-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 to the
                     Common Stock issued to Mark A. Bush          Registrant's Annual Report on Form 10-KSB for
                                                                  the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 to the
                     Common Stock issued to Wes Franklin          Registrant's Annual Report on Form 10-KSB for
                                                                  the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.8 to the
                     Common Stock issued to John B. Connally,     Registrant's Annual Report on Form 10-KSB for
                     III                                          the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Form of Warrant to Purchase 25,000 Shares    Incorporated by reference to Exhibit 10.9 to the
                     of Common Stock issued to Trident Growth     Registrant's Annual Report on Form 10-KSB for
                     Fund, L.P.                                   the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------



      10.10          Form of Investment Agreement by and between  Incorporated by reference to Exhibit 10.10 to the
                     the Registrant and Ocean Resources Capital   Registrant's Annual Report on Form 10-KSB for
                     Holdings, PLC  dated February 21, 2002       the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
--------------------- -------------------------------------------- -----------------------------------------------
        21           Subsidiaries of the Registrant               Incorporated by reference to Exhibit 21 to the
                                                                  Registrant's Annual Report on Form 10-KSB for
                                                                  the year ended December 31, 2002, originally
                                                                  filed April 15, 2003.
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certificate of President of Registrant       Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
--------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certificate of Treasurer of Registrant       Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
------------------- -------------------------------------------- -----------------------------------------------


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

As discussed in Note 22 to the financial statements, certain errors resulting in the overstatement of proved oil reserves and the corresponding understatement of reported net loss were discovered in the current year. Accordingly, the 2002 financial statements have been adjusted to correct the error.


L J SOLDINGER ASSOCIATES



Arlington Heights, Illinois


April 9, 2003, except for Note 22,
as to which the date is April 10, 2004

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



Kurt D. Saliger C.P.A.
February 12, 2002

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                           Consolidated Balance Sheets



                                     ASSETS
                                    -------
                                                                                       December 31,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------    -----------
Current Assets
   Cash and cash equivalents                                                   $    26,980    $        47
   Accounts receivable                                                              52,840              -
   Note receivable                                                                  50,000        250,000
   Interest receivable                                                               3,340              -
   Prepaid Expenses                                                                119,524              -
                                                                               -----------    -----------

Total Current Assets                                                               252,684        250,047

Developed Oil and Gas Interests Net, Using Successful Efforts                      154,665              -
Investment in Limited Partnership                                                  520,195              -
Marketable Securities                                                               51,761              -
                                                                               -----------    -----------

                                                                               $   979,305    $   250,047
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                                       $   241,030    $   178,652
   Payables for oil and gas interest                                                25,010              -
   Notes payable                                                                   292,082        318,000
   Notes payable - related party                                                   295,000              -
                                                                               -----------    -----------

Total Current Liabilities                                                          853,122        496,652
                                                                               -----------    -----------

Commitments and Contingencies

Minority Interest                                                                        -              -

Stockholders' Deficit
   Preferred stock, $.001 par value authorized 10,000,000 shares; none
     issued and outstanding as of December 31, 2002 and December 31, 2001                -              -

   Common stock, $.001 par value; authorized 100,000,000 shares;
     13,817,198 and 11,500,000 shares issued and outstanding at
     2002 and 2001, respectively                                                    13,817          5,750
   Additional paid-in capital                                                    3,076,661        342,324
   Deferred compensation                                                           (44,000)             -
   Subscription receivable                                                        (305,000)             -
   Accumulated other comprehensive loss                                            (78,677)             -

   Deficit accumulated during development stage                                 (2,536,618)      (594,679)
                                                                               -----------    -----------

Total Stockholders' Equity (Deficit)                                               126,183       (246,605)
                                                                               -----------    -----------

                                                                               $   979,305    $   250,047
                                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Operations


                                                                       For the Years          April 2, 1997
                                                                     Ended December 31,       (Inception to
                                                               ----------------------------    December 31,
                                                                   2002            2001            2002
                                                               ------------    ------------    ------------
Revenues                                                       $    160,967    $          -    $    160,967
                                                               ------------    ------------    ------------

Operating Expenses
   Production expenses                                               81,642               -          81,642
   Depletion and amortization                                       345,608               -         345,758
   Dry hole and Impaired properties                                 350,354               -         350,354
   General and administrative                                       411,278         225,770         678,072
                                                               ------------    ------------    ------------

Total Operating Expenses                                          1,188,882         225,770       1,455,826
                                                               ------------    ------------    ------------

Loss From Operations                                             (1,027,915)       (225,770)     (1,294,859)
                                                               ------------    ------------    ------------

Other (Income) Expense
   Interest income                                                  (36,498)              -         (36,498)
   Interest expense                                                 470,053         327,735         797,788
   Partnership investment loss                                      480,469               -         480,469
                                                               ------------    ------------    ------------

Total Other Expenses                                                914,024         327,735       1,241,759
                                                               ------------    ------------    ------------

Net Loss to Common Stockholders                                $ (1,941,939)   $   (553,505)   $ (2,536,618)
                                                               ============    ============    ============

Basic and Diluted Loss per Common Share                        $      (0.17)   $      (0.05)
                                                               ============    ============

Basic and Diluted Weighted Average Common Shares Outstanding     11,710,283      11,500,000
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                 Deficit
                                               Accumulated
                                               During the                     Total
                                               Development                Comprehensive
                                                  Stage         Total          Loss
                                             --------------- ------------ ---------------

Balance brought forward                       $  (594,679)   $ 1,177,495

Legal fees incurred for
 private placement                                      -        (4,696)

Debt discount in connection
 with reset provision with the
 convertible notes payable                              -     1,275,000

Option issued for consulting
 services to purchase 400,000
 shares of common stock                                 -             -

Amortization of warrants issued
 in connection with consulting
 services                                               -         4,000

Subscription receivable on $0.55
 per share private placement                            -      (305,000)

COMPREHENSIVE LOSS

Other comprehensive loss:
   Net Loss                                    (1,941,939)   (1,941,939)     (1,941,939)

   Unrealized loss available-for-sale
    securities                                          -       (78,677)        (78,677)
                                             --------------- ------------ ---------------

    Total Comprehensive Loss                                              $  (2,020,616)
                                                                          ===============

Balance at December 31, 2002                 $ (2,536,618)    $ 126,183
                                             ===============  ===========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Cash Flows



                                                                           For the Years         April 2, 1997
                                                                        Ended December 31,      (Inception) to
                                                                ------------------------------   December 31,
                                                                      2002          2001            2002
                                                                ---------------- ------------- -----------------
Cash Flows from Operating Activities
    Net loss                                                    $    (1,941,939) $   (553,505) $    (2,536,618)
    Adjustments to reconcile net loss to
      net cash used in operating activities
       Bad debt                                                          12,121             -           12,121
       Non cash payment of interest                                     (33,159)            -          (33,159)
       Amortization of deferred compensation                              4,000             -            4,000
       Officer's contributed services April 2002 through
        September 2002                                                   10,000             -           10,000
       Amortization of note payable discount and loan costs             316,703       310,000          626,703
       Amortization of proved properties                                345,608             -          345,608
       Partnership investment loss                                      496,643             -          496,643
       Impairment and dry hole cost                                     350,354             -          350,354
    Changes in assets and liabilities
       Accounts receivable                                              (56,180)            -          (56,180)
       Prepaid expenses                                                 (75,000)            -          (75,000)
       Accounts payable and accrued expenses                             87,389       175,552          258,741
                                                                ---------------- ------------- -----------------

Net Cash Used in Operating Activities                                  (483,460)      (67,953)        (596,787)
                                                                ---------------- ------------- -----------------

Cash Flows from Investing Activities
    Advances                                                                  -      (250,000)        (242,700)
    Repayment from unrelated party                                      140,600             -          140,600
    Loan to unrelated party                                             (50,000)            -          (50,000)
    Purchase of oil and gas interests                                  (850,627)            -         (850,627)
    Investment in limited partnerships                               (1,016,838)            -       (1,016,838)
                                                                ---------------- ------------- -----------------

Net Cash Used in Investing Activities                                (1,776,865)     (250,000)      (2,019,565)
                                                                ---------------- ------------- -----------------

Cash Flows from Financing Activities
    Issuance of debt                                                  1,430,854       318,000        1,748,854
    Issuance of debt - related party                                    645,000             -          645,000
    Repayment of debt                                                  (318,000)            -         (318,000)
    Repayment of debt - related party                                  (350,000)            -         (350,000)
    Issuance of common stock, net issuance costs                        879,404             -          917,478
                                                                ---------------- ------------- -----------------

Net Cash Provided by Financing Activities                             2,287,258       318,000        2,643,332
                                                                ---------------- ------------- -----------------

Net Increase in Cash and Cash Equivalents                                26,933            47           26,980

Cash and Cash Equivalents, Beginning of Period                               47             -                -
                                                                ---------------- ------------- -----------------

Cash and Cash Equivalents, End of Period                        $        26,980  $         47  $        26,980
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

The Company accounts for this interest using the equity method. The pro rata share of loss reflected on the December 31, 2002 income statement of the Company is $331,825. The Company received $16,174 in dividends during 2002, which reduced the investment in the partnership.

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 8 - DEVELOPED OIL AND GAS PROPERTIES

Oil And Gas Costs Summary
--------------------------

Included below is the Company's investments and activity in oil and gas producing activities consisted of the following at December 31:

                                                                            2002           2001
                                                                       --------------   -----------

         Proved property acquisition costs                             $   825,010      $      -
         Development costs                                                       -             -
         Capitalized acquisition costs                                      25,617             -
         Accumulated depreciation, depletion, amortization,
           and valuation allowance                                       (345,608)             -
         Well impairment charges                                         (350,354)             -
                                                                       --------------   -----------

         Net capitalized costs                                         $   154,665      $      -
                                                                       ==============   ===========


Results Of Operations From Oil And Gas Producing Activities
-----------------------------------------------------------

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) consisted of the following at December 31:


                                                                             2002           2001
                                                                       ---------------   -----------
         Oil and gas sales                                             $    160,967      $        -
         Production costs                                                   (81,642)              -
         Taxes other than income taxes                                            -               -
         Depletion, depreciation and amortization                          (345,608)              -
         Well impairment charges                                           (350,354)              -
                                                                       ---------------   -----------

          Results of operations from oil and gas producing activities  $   (616,637)     $        -
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

                                                                                     2002           2001
                                                                                 ------------    ----------
      Deferred tax asset
          Other                                                                  $  37,100       $       -
          Tax benefit arising from net operating loss carry forward                709,100         112,600
                                                                                 ------------    ----------

                                                                                   746,200         112,600
      Less valuation allowance                                                    (746,200)       (112,600)
                                                                                 ------------    ----------

      Net deferred tax asset                                                     $       -       $       -
                                                                                 ============    ==========


Income tax benefit consists of the following at December 31:

                                                                                       2002            2001
                                                                                  --------------  -------------
      Deferred
          Federal                                                                 $      30,500   $          -
          State                                                                           6,600              -
      Federal and state benefit of net operating loss carry forward                     709,100        112,600
                                                                                  --------------  -------------
                                                                                        746,200        112,600
      Less valuation allowance                                                         (746,200)      (112,600)
                                                                                  --------------  -------------

      Income tax benefit                                                          $           -   $          -
                                                                                  ==============  =============

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 10 - INCOME TAXES (Continued)

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $1,463,400. The federal and state net operating loss carryforwards expire beginning 2018 through 2020. However, these carryforwards may be limited due to changes in the ownership of the Company as a result of future equity offerings. Recognition of the benefits of the deferred tax assets will require that the Company will generate future taxable income. There can be no assurance that the Company generates any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $746,200 and $112,600 as of December 31, 2002 and 2001, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 34%.

                                                                                          December 31,
                                                                                  ------------------------------
                                                                                    2002                2001
                                                                                  -------------    -------------
      Federal income tax benefit at statutory rate                                $  679,700        $    92,700
      State income tax benefit (net of effect of federal benefit)                     66,500             19,900
      Less valuation allowance                                                      (746,200)          (112,600)
                                                                                  -------------    -------------

      Income Tax Benefit                                                          $        -        $         -
                                                                                  =============    =============

      Effective Income Tax Rate                                                        0%                0%
                                                                                  =============    =============


NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                                                                 2002            2001
                                                              -------------   -----------

      Accrued Interest                                         $  33,445      $        -
      Accrued Interest Related Party                              11,305               -
      Accounts Payable                                            11,024               -
      Other Accrued Expenses                                     185,256         178,652
                                                              -------------   -----------

                                                               $ 241,030       $ 178,652
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

Under EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the convertible Series 1 Promissory Notes and warrants based on a fair value basis of each item. Consequently, a discount was recorded against the convertible Series 1 Promissory Notes. An additional beneficial conversion discount was recorded since the Series 1 Promissory Notes were convertible into common shares of stock at a rate of $2.50 per share, before stock split, while the prevailing common stock share price was $5.00. Under EITF 00-27 the note discounts amounting to $310,000 were amortized over the four month period from the date of issuance to the stated redemption date of the notes, which is September 1, 2001.


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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 14 - STOCKHOLDER'S EQUITY (Continued)

                                                                                   2002               2001
                                                                             -----------------    ---------------
       Net income, as reported                                               $   (1,941,939)      $   (553,505)
       Add:  Stock-based employee compensation expense included
            in reported net income determined under APB No. 25,
            net of related tax effects                                                    -                  -
       Deduct:  Total stock-based employee compensation expense
           determined under fair-value-based method for all awards,
           net of related tax effects                                                     -                  -
                                                                             -----------------    ---------------

       Pro forma net income                                                  $   (1,941,939)      $   (553,505)
                                                                             -----------------    ---------------

       Earnings per share:
            Basic - as reported                                              $        (0.17)      $      (0.05)
            Basic - pro forma                                                $        (0.17)      $      (0.05)

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
                                                                       ================   ===============

The following schedule lists the total assets, liabilities and results of limited partnerships which the Company is invested in at December 31, 2002:

                                                                                 Touchstone
                                                                               Resources-2001
                                                                                  Hackberry           Louisiana Shelf
                                                         PH Gas, LP          Drilling Fund, LP         Partners, LP
                                                     ---------------------  ----------------------  --------------------

Total Assets                                           $        506,160      $          505,456      $      2,623,250
                                                     =====================  ======================  ====================

Total Liabilities                                                50,000                       -               374,077

                                                     =====================  ======================  ====================

Results of Operations
   Sales                                                              -                 556,840                     -
   Gross profit                                                       -                 488,478                     -
   Net loss                                            $           (340)     $       (3,234,160)     $        (14,328)

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements



NOTE 21 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

The following is a summary of costs incurred by the equity method of investment:

                                                                             December 31, 2002
                                                     ------------------------------------------------------------------
                                                                                 Touchstone
                                                                               Resources-2001
                                                                                 Hackberry           Louisiana Shelf
                                                        PH Gas, LP          Drilling Fund, LP          Partners, LP
                                                     --------------------  -----------------------  -------------------

Proved property acquisition costs                     $              -      $           400,000      $             -
Unproved acquisition costs                                     130,000                        -              230,423
Development costs                                                    -                        -                    -
Capitalized acquisition costs                                   34,158                        -                1,881

Accumulated depreciation, depletion, amortization,
   and valuation allowance                                           -                 (347,999)                   -
                                                     --------------------  -----------------------  -------------------

Net Capitalized Costs                                 $        164,158      $            52,001      $       232,304
                                                     ====================  =======================  ===================

There were no equity investments in 2001.


NOTE 22 - CORRECTION OF AN ERROR

The original financial statements issued for these periods have been corrected to conform them to generally accepted accounting principles.

The correction involves applying FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires the Company to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure the impairment loss as the difference between the carrying amount and fair value of the asset.

The Company received a reserve report relating to certain proved oil interests which the Company owned. The Company properly included the information from this reserve study in Note 21 -- "Supplemental Oil and Gas Disclosures -- Unaudited" of its original financial statements and made corresponding depletion and amortization calculations based on the information contained therein. The Company has now recorded an impairment loss of $350,354 and additional partnership investment loss of $265,578 which increased the total loss originally reported in the statement of operations by $615,932 and reduced the related value of proved reserves and investment in partnership reflected in the balance sheet.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BPK RESOURCES, INC.

                                       /s/  John B. Connally, III
Date: April 12, 2004                   ____________________________________
                                       John B. Connally, III
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                                Title                                   Date
---------                                -----                                   ----
/s/ John B. Connally, III
__________________________           President, Chief Executive Officer      April 12, 2004
John B. Connally, III                and Director

/s/ Cecile T. Coady
__________________________           Secretary, Treasurer, Principal         April 12, 2004
Cecile T. Coady                      Financial Officer, Principal
                                     Accounting Officer and Director

/s/  Wes Franklin
___________________________          Director                                April 12, 2004
 Wes Franklin

                                  CERTIFICATION

I, John B. Connally, III, certify that:

1. I have reviewed this annual report on Form 10-KSB/A (Amendment No. 1) of BPK Resources, Inc. (the "registrant");

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

Date: April 12, 2004                                   /s/ John B. Connally, III
                                                       -------------------------
                                                       John B. Connally, III
                                                       President

                                  CERTIFICATION

I, Cecile T. Coady, certify that:

1. I have reviewed this annual report on Form 10-KSB/A (Amendment No. 1) of BPK Resources, Inc. (the "registrant");

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

Date: April 12, 2004                                       /s/   Cecile T. Coady
                                                           ---------------------
                                                           Cecile T. Coady
                                                           Treasurer

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
99.1             Certificate of President of Registrant to 18 USC Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

99.2             Certificate of Treasurer of Registrant Pursuant to 18 USC Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002