Form 10QSB/A
period 2003-03-31
BPK RESOURCES INC
filed 2004-04-13
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

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

Yes  [ ]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : There were 42,459,503 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of April 12, 2004.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets (unaudited)                              1

          Condensed Statements of Operations - (unaudited)                  2

          Condensed Statements of Cash Flows - (unaudited)                  3

          Notes to Condensed Consolidated Financial Statements              4

Item 2.   Management's Discussion and Analysis or Plan of Operations       15

Item 3.   Controls and Procedures                                          19

PART II.  OTHER INFORMATION                                                20

Item 2.   Changes in Securities and Use of Proceeds                        20

Item 5.   Other Information                                                21

Item 6.   Exhibits and Reports on Form 8-K                                 21

                                EXPLANATORY NOTE

      BPK Resources, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Quarterly Report on Form 10-QSB for the three month period ended March 31, 2003 filed with the Securities and Exchange Commission ("SEC") on May 16, 2003 (the "Original Report").

         The Company recently discovered an error in its 2002 consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has corrected its 2002 annual consolidated financial statements to conform them to generally accepted accounting principles. This correction has impacted the Company's condensed consolidated financial statements for the period ended March 31, 2003 to reduce depletion expense and partnership investment loss as more fully explained in
Note 17-Correction Of An Error appearing in Item 1 of this Amendment. The restated condensed consolidated financial statements for the period ended March 31, 2003 do not reflect any changes in the Company's accounting principles, practices or procedures.

      This Amendment does not reflect events that have occurred after May 16, 2003, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended March 31, 2003, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in the Company's filings with the SEC subsequent to May 16, 2003. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheet
                                     ASSETS


                                                                                    March 31,         December 31,
                                                                                      2003                2002
                                                                                ------------------  ---------------
                                                                                 (UNAUDITED)         (UNAUDITED)
(Unaudited) (Audited)
Current assets
   Cash and cash equivalents                                                    $    42,975        $    26,980
   Accounts receivable                                                               45,466             52,840
   Marketable securities                                                          4,356,502               --
   Notes and interest receivable                                                     84,655             53,340
   Prepaid expenses                                                                 268,836            119,524
                                                                                -----------        -----------
Total current assets                                                              4,798,434            252,684
                                                                                -----------        -----------
Developed oil and gas interests net, using successful efforts                       101,242            154,665
Oil and gas properties, cost not being amortized                                    975,766               --
Investment in limited partnerships                                                  475,639            520,195
Goodwill                                                                          1,235,248               --
Marketable securities                                                                  --               51,761
                                                                                -----------        -----------

                                                                                $ 7,586,329        $   979,305
                                                                                ===========        ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                        $   415,214        $   241,030
   Payables for oil and gas interests                                               128,326             25,010
   Notes Payable                                                                    208,000             11,000
   Notes payable - related party                                                  1,775,000            295,000
   Convertible notes                                                                561,906            281,082
                                                                                -----------        -----------
Total current liabilities                                                         3,088,446            853,122
                                                                                -----------        -----------
Minority interest                                                                     2,100               --
                                                                                -----------        -----------
Commitments and contingencies
   Mandatorily redeemable preferred stock, Series A, $.001 par value authorized
     - 5,538,461 shares; 5,538,461 shares,
     issued and outstanding as of March 31, 2003 and 0 at 2002                    3,605,538               --
                                                                                -----------        -----------
Stockholders' equity
   Common stock, $.001 par value authorized 100,000,000 shares; 13,817,198 shares, issued and outstanding and 600,000 issuable
     as of March 31, 2003 and 13,817,198 at 2002                                     14,417             13,817
   Additional paid in capital                                                     4,205,289          3,076,661
   Deferred compensation                                                            (35,777)           (44,000)
   Less stock subscription receivable                                                  --             (305,000)
   Accumulated other comprehensive loss                                             (21,701)           (78,677)
   Deficit accumulated during development stage                                  (3,271,983)        (2,536,618)
                                                                                -----------        -----------
Total stockholders' equity                                                          890,245            126,183
                                                                                -----------        -----------
                                                                                $ 7,586,329        $   979,305
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 April 2, 1997
                                                            Three Months Ended   (Inception) to
                                                                   March 31,       March 31,
                                                 ------------------------------  ------------
                                                      2003            2002           2003
                                                 --------------  --------------- ------------
Revenues                                         $     82,879   $        --      $    243,846
                                                 ------------   -------------    ------------
Operating expenses
   Production expenses                                 24,118            --           105,760
   Depletion and amortization                          53,423            --           399,181
   Dry hole and impaired properties                      --              --           350,354
   General and administrative                         312,054         106,120         990,126
                                                 ------------   -------------    ------------
Total operating expenses                              389,595         106,120       1,845,421
                                                 ------------   -------------    ------------
Loss from operations                                 (306,716)       (106,120)     (1,601,575)
Other (income) expense
   Interest income                                     (1,315)           --           (37,813)
   Interest expense                                   394,240          11,213       1,192,028
   Partnership investment (gain) loss                   7,324            --           487,793
                                                 ------------   -------------    ------------
Total other expenses, net                             400,249          11,213       1,642,008

Loss before minority interest                        (706,965)       (117,333)     (3,243,583)
                                                 ------------   -------------    ------------
Minority interest                                       1,600            --             1,600
                                                 ------------   ------------     ------------
Net loss                                             (705,365)       (117,333)     (3,241,983)
Preferred dividend on series A preferred stock         30,000            --            30,000
                                                 ------------   -------------    ------------
Net loss to common shareholders                  $   (735,365)   $   (117,333)   $ (3,271,983)
                                                 ============   =============    ============
Basic and diluted loss per common share          $      (0.05)   $      (0.01)
                                                 ============   =============
Basic and diluted weighted average common
 shares outstanding                                14,318,297      11,500,000
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


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS



                                                                                MARCH 31,          DECEMBER 31,
                                                                                   2003                2002
                                                                             -----------------    ---------------
Developed Oil and Gas Interests Net, Using Successful Efforts -
Hackberry Prospects - Melton and Hooks Wells
       Leasehold Acquisition and Mineral Interests                               $  825,010          $ 825,010
       Capitalized Costs                                                             25,616             25,616
       Depletion                                                                   (399,030)          (345,607)
       Well impairment charges                                                     (350,354)          (350,354)
                                                                             -----------------    ---------------
                                              Total                              $  101,242          $ 154,665
                                                                             =================    ===============

Oil and Gas Properties, Cost Not Being Amortized - CSR - Waha
       Leasehold Acquisition and Mineral Interests                               $  370,005          $       -
       Capitalized Costs                                                            192,561                  -
       Drilling in Progress Intangible                                              372,235                  -
       Drilling in Progress Tangible                                                 40,965                  -
                                                                             -----------------    --------------
                                              Total                              $  975,766          $       -
                                                                             =================    ===============


The following table represents the Investment in Limited Partnership at March 31, 2003:


                                                 TOUCHSTONE
                                                  RESOURCES
                                                   2001 -
                                                  HACKBERRY       LOUISIANA                          SOUTH
                                                  DRILLING          SHELF             PHT          VALENTINE
                                   PH GAS, LP     FUND, LP       PARTNERS, LP     PARTNERS, LP        LP             TOTAL
                                  ------------- --------------  ---------------  ---------------   ----------    --------------
Ownership Percentage                     32.5%        10.26%           9.405%            4.1%           16.66%

Original Cost Basis                 $ 150,000     $ 400,000        $ 270,000        $  50,000      $  146,838    $ 1,016,838
Pro-rata share of gain (loss)          (4,297)     (336,658)               -                -        (146,838)      (487,793)
Cash Distributions                          -       (39,906)         (13,500)               -              --        (53,406)
                                  ------------- --------------  ---------------  ---------------   ----------    --------------
                         Total      $ 145,703     $  23,436        $ 256,500        $  50,000      $       --    $   475,639
                                  ============= ==============  ===============  ===============   ==========    ==============

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

The following table represents the Investment in Limited Partnership at December 31, 2002:

                                                        TOUCHSTONE
                                                         RESOURCES
                                                          2001 -
                                                         HACKBERRY         LOUISIANA                         SOUTH
                                                         DRILLING            SHELF                PHT      VALENTINE
                                      PH GAS, LP         FUND, LP         PARTNERS, LP       PARTNERS, LP     LP          TOTAL
                                     --------------    --------------    ---------------    -------------- ----------   ----------
Ownership Percentage                           32.5%           10.26%             9.405%             4.1%       16.66%

Original Cost Basis                       $ 150,000         $ 400,000         $ 270,000        $  50,000   $  146,838   $1,016,838
Pro-rata share of loss                       (1,806)         (331,825)             --               --       (146,838)    (480,469)
Cash Distributions                             --             (16,174)             --               --             --      (16,174)
                                          ---------         ---------         ---------        ---------   ----------   ----------
                           Total          $ 148,194         $  52,001         $ 270,000        $  50,000   $       --   $  520,195
                                          =========         =========         =========        =========   ==========   ==========

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

                                                                      MARCH 31,
                                                             ---------------------------
                                                                2003             2002
                                                             ----------     ------------
Net income, as reported                                        $(735,365)   $   (117,333)
Add:  Stock-based employee compensation expense included
     in reported net income determined under APB No. 25,
     net of related tax effects                                     --             --
Deduct:  Total stock-based employee compensation expense
    determined under fair-value-based method for all awards,
    net of related tax effects                                   (98,400)          --
                                                               ---------    -----------
Pro forma net income                                           $(833,765)   $  (117,333)
                                                               ---------    -----------
 Earnings per share:
     Basic - as reported                                       $   (0.05)   $     (0.01)
     Basic - pro forma                                         $   (0.06)   $     (0.01)

The Company had the following outstanding common stock options to purchase its securities as of:


                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            NUMBER OF               WEIGHTED          WEIGHTED             NUMBER            WEIGHTED
     RANGE OF           OUTSTANDING SHARES          AVERAGE            AVERAGE         EXERCISABLE AT         AVERAGE
     EXERCISE              AT MARCH 31,            REMAINING          EXERCISE            MARCH 31,          EXERCISE
      PRICES                   2003              CONTRACT LIFE          PRICE               2003               PRICE
-------------------    ---------------------     ---------------    --------------    ------------------    ------------
        $     0.60                200,000                 1.0           $  0.60               200,000          $ 0.65

        $     0.65                800,000                 3.0           $  0.65               800,000          $ 0.60


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

                                                    THREE MONTHS
                                                        ENDED
                                                   MARCH 31, 2003
                                                   --------------

Net loss                                             $(735,365)

Unrealized loss, net                                   (21,701)
                                                     ------------

Total comprehensive loss                             $(757,066)
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 15 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at March 31, 2003:


                                                             TOUCHSTONE
                                                           RESOURCES-2001
                                                              HACKBERRY           LOUISIANA SHELF
                                             PH GAS, LP    DRILLING FUND, LP         PARTNERS, LP
                                            ------------   -----------------      ----------------
Total Assets                                $   498,493           $   214,905        $ 5,724,756
                                            ===========           ===========        ===========

Total Liabilities                                50,000               193,063              6,912
                                            ===========           ===========        ===========


Results of Operations
   Sales                                           --                  98,991               --
   Gross profit                                    --                  66,030               --
   Net income (loss)                        $    (7,666)          $   (47,097)       $    (9,972)



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


NOTE 17 - CORRECTION OF AN ERROR

The original condensed consolidated financial statements issued for these periods have been corrected as a result of the Company's 2002 annual financial statements being corrected to conform them to generally accepted accounting principles.

The correction of the 2002 annual financial statements involved applying FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which required the Company to (a) recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and
(b) measure the impairment loss as the difference between the carrying amount and fair value of the asset.

The Company has now recorded in the 2002 annual financial statements an impairment loss of $350,354 and additional partnership investment loss of $265,578 which reduced the amount of oil and gas interests to be depleted and amortized in subsequent periods. Consequently, depletion expense and loss from investment in partnership for this quarter have been reduced in the aggregate by $84,435 and the originally reported net loss has been reduced by an identical amount.

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

Production Expenses
------------------

         Production Expenses were $24,118 and depletion and amortization expenses were $52,423 during the three months ended March 31, 2003. We did not incur any operating expenses during the corresponding period in 2002 as we did not generate any revenue during such period. The production expense of $24,118 consisted of expenses incurred from our working interest in the Hackberry Prospect. The depletion and amortization expenses were due to the depletion of the Hackberry Prospect based on the units produced.

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

Other (income) and expense
--------------------------

         Other expense increased $389,036 to $400,249 during the three months ended March 31, 2003 as compared to $11,213 for the corresponding period in 2002. The increase was primarily due to an increase in interest expense of $383,027 as a result of the issuance of a $1.5 million principal amount convertible promissory note and a $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P.

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

----------------------------------------------------------------------------------------------------------
       10.2     Partial Assignment of Oil, Gas and Mineral  Incorporated by reference to Exhibit 10.2 to
                Lease by and between Touchstone Resources,  the Registrant's Current Report on Form 8-K
                Inc. and the Registrant dated April 25,     dated May 13, 2002
                2002
----------------------------------------------------------------------------------------------------------
       10.3      Agreement of Limited Partnership of        Incorporated by reference to Exhibit 10.3 to
                 Touchstone Resources - 2001 Hackberry      the Registrant's Current Report on Form 8-K
                 Drilling Fund, L.P.                        dated May 13, 2002
----------------------------------------------------------------------------------------------------------
       10.4      Loan Agreement dated April 25, 2002 by and Incorporated by reference to Exhibit 10.6 to
                 between the Registrant and Gemini Growth   the Registrant's Quarterly Report on Form
                 Fund, LP                                   10-QSB for the Quarter Ended June 30, 2002
----------------------------------------------------------------------------------------------------------
       10.5      Security Agreement dated April 25, 2002    Incorporated by reference to Exhibit 10.7 to
                 issued to Gemini Growth Fund, L.P.         the Registrant's Quarterly Report on Form
                                                            10-QSB for the Quarter Ended June 30, 2002.
----------------------------------------------------------------------------------------------------------
       10.6      Option to Purchase 100,000 Shares of       Incorporated by reference to Exhibit 10.6 to
                 Common Stock issued to Mark A. Bush        the Registrant's Annual Report on Form 10-KSB
                                                            for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.7      Option to Purchase 100,000 Shares of       Incorporated by reference to Exhibit 10.7 to
                 Common Stock issued to Wes Franklin        the Registrant's Annual Report on Form 10-KSB
                                                            for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.8      Option to Purchase 200,000 Shares of       Incorporated by reference to Exhibit 10.8 to
                 Common Stock issued to John B. Connally,   the Registrant's Annual Report on Form 10-KSB
                 III                                        for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.9      Form of Warrant to Purchase 25,000 Shares  Incorporated by reference to Exhibit 10.9 to
                 of Common Stock issued to Trident Growth   the Registrant's Annual Report on Form 10-KSB
                 Fund, L.P.                                 for the Year Ended December 31, 2002.
----------------------------------------------------------------------------------------------------------
       10.10     Form  of  Investment Agreement by and      Incorporated  by reference to Exhibit 10.10 to
                 between the  Registrant and   Ocean        the  Registrant's Annual Report on Form 10-KSB
                 Resources Capital Holdings, PLC dated      for the Year Ended December 31, 2002.
                 February 21, 2002
----------------------------------------------------------------------------------------------------------
       10.11     Limited Partnership Agreement of PH, GAS,  Incorporated by reference Exhibit 10.11 to the
                 LP dated July 16, 2002                     Registrant's Quarterly Report on Form 10-QSB
                                                            for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
----------------------------------------------------------------------------------------------------------
       10.12     Amendment to Limited Partnership           Incorporated by reference to Exhibit 10.12 the
                 Agreement of PH, GAS, LP                   Registrant's Quarterly Report on Form 10-QSB
                 dated April 26, 2003                       for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
-----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
       10.13     Limited Partnership Agreement of           Incorporated by reference to Exhibit 10.13 the
                 CSR-Hackberry Partners, L.P. dated July    Registrant's Quarterly Report on Form 10-QSB
                 31, 2002                                   for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
----------------------------------------------------------------------------------------------------------
       10.14     Limited Partnership Agreement of PHT       Incorporated by reference to Exhibit 10.14 the
                  Partners, L.P. dated August 14, 2002      Registrant's Quarterly Report on Form 10-QSB
                                                            for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
----------------------------------------------------------------------------------------------------------
       10.15     Limited Partnership Agreement of CSR-WAHA  Incorporated by reference to Exhibit 10.15 the
                 Partners, LP dated June 27, 2002           Registrant's Quarterly Report on Form 10-QSB
                                                            for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
----------------------------------------------------------------------------------------------------------
       10.16     Amendment to Limited Partnership Agreement Incorporated by reference to Exhibit 10.16 the
                 of CSR-WAHA Partners, L.P. dated January   Registrant's Quarterly Report on Form 10-QSB
                 15, 2003                                   for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
----------------------------------------------------------------------------------------------------------
       10.17     Limited Partnership Agreement of Louisiana Incorporated by reference to Exhibit 10.17 the
                 Shelf Partners, LP dated December 31, 2002 Registrant's Quarterly Report on Form 10-QSB
                                                            for the Quarter Ended March 31, 2003,
                                                            originally filed May 16, 2003.
----------------------------------------------------------------------------------------------------------
       99.1      Certificate of President of Registrant     Filed herewith
                 Pursuant to 18 USC Section 1350, as
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------
       99.2      Certificate of Treasurer of Registrant     Filed herewith
                 Pursuant to 18 USC Section 1350, as
                 Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended March 31, 2003:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BPK RESOURCES, INC.

Date: April 12, 2004                              /s/ John B. Connally, III
                                                  ------------------------
                                                  John B. Connally, III
                                                  Chief Executive Officer


Date: April 12, 2004                              /s/ Cecile T. Coady
                                                  ------------------------
                                                  Cecile T. Coady
                                                  Treasurer

                                  CERTIFICATION

I, John B. Connally, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 1) of BPK Resources, Inc. (the "registrant");

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

Date: April 12, 2004                                   /s/ John B. Connally, III
                                                       ----------------------
                                                       John B. Connally, III
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Cecile T. Coady, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 1) of BPK Resources, Inc. (the "registrant");

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