Form 10QSB/A
period 2003-06-30
BPK RESOURCES INC
filed 2004-04-13
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ___________

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

                                EXPLANATORY NOTE

      BPK Resources, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Quarterly Report on Form 10-QSB for the three month period ended June 30, 2003 filed with the Securities and Exchange Commission ("SEC") on August 18, 2003 (the "Original Report").

          The Company recently discovered an error in its 2002 consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has corrected its 2002 annual consolidated financial statements to conform them to generally accepted accounting principles. This correction has impacted the Company's condensed consolidated financial statements for the period ended June 30, 2003 to reduce depletion expense and partnership investment loss as more fully explained in
Note 17-Correction Of An Error appearing in Item 1 of this Amendment. The restated condensed consolidated financial statements for the period ended June 30, 2003 do not reflect any changes in the Company's accounting principles, practices or procedures.

          This Amendment does not reflect events that have occurred after August 18, 2003, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended June 30, 2003, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in the Company's filings with the SEC subsequent to August 18, 2003. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheet


                                                       ASSETS
                                                       ------
                                                                                                       June 30,     December 31,
                                                                                                         2003          2002
                                                                                                     -----------    -----------
                                                                                                     (Unaudited)      (Audited)
Current assets
   Cash and cash equivalents                                                                         $    23,403    $    26,980
   Accounts receivable                                                                                   146,000         52,840
   Marketable Securities                                                                               5,631,780             -
   Notes and interest receivable                                                                          57,661         53,340
   Prepaid expenses                                                                                       61,596        119,524
                                                                                                     -----------    -----------

Total current assets                                                                                   5,920,440        252,684

Developed oil and gas interests net, using successful efforts                                             70,043        154,665
Oil and gas properties, cost not being amortized                                                       2,347,436            -
Investment in limited partnerships                                                                       671,564        520,195
Marketable securities                                                                                          -         51,761
                                                                                                     -----------    -----------

                                                                                                     $ 9,009,483    $   979,305
                                                                                                     ===========    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Current liabilities
   Accounts payable and accrued expenses                                                             $   543,112    $   241,030
   Payables for oil and gas interests                                                                    280,170         25,010
   Dividends payable on Series A preferred                                                               120,731            -
   Notes payable                                                                                         101,000          1,000
   Notes payable - related party                                                                       2,165,231        305,000
   Convertible notes                                                                                     905,543        281,082
                                                                                                     -----------    -----------

Total current liabilities                                                                              4,115,787        853,122
                                                                                                     -----------    -----------

Minority interest                                                                                          3,398            -
                                                                                                     -----------    -----------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A, $.001 par value authorized - 5,538,461 shares; 5,538,461 shares, issued and outstanding
   at 2003 and 0 at 2002, $1 liquidation value                                                         4,247,764            -
                                                                                                     -----------    -----------

Stockholders' equity
   Common stock, $.001 par value authorized 100,000,000 shares; 14,517,198 shares, issued and outstanding and 100,000 issuable
     at 2003 and 13,817,198 at 2002                                                                       14,617         13,817
   Additional paid in capital                                                                          3,614,361      3,076,661
   Deferred compensation                                                                                 (23,444)       (44,000)
   Less stock subscription receivable                                                                        -         (305,000)
   Accumulated other comprehensive loss                                                                1,253,578        (78,677)
   Deficit accumulated during development stage                                                       (4,216,578)    (2,536,618)
                                                                                                     -----------    -----------

Total stockholders' equity                                                                               642,534        126,183
                                                                                                     -----------    -----------

                                                                                                     $ 9,009,483    $   979,305
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,            April 2, 1997
                                           -----------------------    ---------- ------------------   (Inception) to
                                               2003        2002             2003            2002       June 30, 2003
                                           ----------   ----------    -------------     -----------    -------------

Revenues                                   $  141,636    $  10,716     $    224,515      $   10,716     $    385,482
                                           ----------   ----------    -------------     -----------    -------------

Operating expenses
   Production expenses                         84,874            -          108,992               -          190,634
   Depletion and amortization                  31,200            -           84,623               -          430,381
   Dry hole and impaired properties                 -            -                -               -          350,354
   Bad Debt expense (recovery)                      -      (85,600)               -          14,400                -
   General and administrative                 398,258       98,129          710,312         104,249        1,388,384
                                           ----------   ----------    -------------     -----------    -------------

Total operating expenses                      514,332       12,529          903,927         118,649        2,359,753
                                           ----------   ----------    -------------     -----------    -------------

Loss from operations                         (372,696)      (1,813)        (679,412)       (107,933)      (1,974,271)
                                           ----------   ----------    -------------     -----------    -------------

Other (income) expense
   Interest income                             (1,006)           -           (2,321)              -          (38,819)
   Interest expense                           457,536       44,769          851,776          55,982        1,649,564
   Partnership investment loss                 23,340            -           30,664               -          511,133
                                           ----------   ----------    -------------     -----------    -------------

Total other expenses, net                     479,870       44,769          880,119          55,982        2,121,878
                                           ----------   ----------    -------------     -----------    -------------

Loss before minority interest                (852,566)     (46,582)      (1,559,531)       (163,915)      (4,096,149)
                                           ----------   ----------    -------------     -----------    -------------

Minority interest                              (1,298)           -              302               -             302
                                           ----------   ----------    -------------     -----------    -------------

Net loss                                     (853,864)     (46,582)      (1,559,229)       (163,915)      (4,095,847)
                                           ----------   ----------    -------------     -----------    -------------

Preferred dividend on series A
  preferred stock                              90,731            -          120,731               -          120,731
                                           ----------   ----------    -------------     -----------    -------------

Net loss to common shareholders           $  (944,595)  $  (46,582)   $  (1,679,960)    $  (163,915)   $  (4,216,578)
                                           ==========   ==========    =============     ===========    =============

Basic and diluted loss per common
  share                                    $    (0.07)  $    (0.00)   $       (0.12)    $    (0.01)
                                           ==========   ==========    =============     ===========

Basic and diluted weighted average
  shares outstanding                       14,520,495   11,500,000       14,419,396     11,500,000
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,              April 2, 1997
                                                       --------------------------    (Inception) to
                                                          2003            2002       June 30, 2003
                                                       -----------    -----------    --------------

Net cash used in operating activities                  $  (457,477)   $  (149,115)   $   (1,285,329)
                                                       -----------    -----------    --------------
..
Cash flows from investing activities
    Advances                                                     -              -          (242,700)
    Repayment from unrelated party                               -              -           140,600
    Loan to unrelated party                                      -       (195,000)          (50,000)
    Loan to related party                                  (10,000)             -           (10,000)
    Repayment from related party                            20,000              -            20,000
    Investment in oil and gas interests                          -       (755,431)         (850,627)
    Investment in limited partnerships                    (314,085)             -        (1,099,858)
    Distribution from limited partnerships                  37,232              -            37,232
                                                       -----------    -----------    --------------

Net cash used in investing activities                     (266,853)      (950,431)       (2,055,353)
                                                       -----------    -----------    --------------

Cash flows from financing activities
    Issuance of debt                                       297,000      1,419,854         2,045,854
    Issuance of debt - related party                       625,053              -         1,270,053
    Repayment of debt                                     (177,000)      (318,000)         (495,000)
    Repayment of debt - related party                     (295,000)             -          (645,000)
    Issuance of common stock, net of offering costs            -                -           917,478
    Offering costs                                         (37,500)             -           (37,500)
    Collection of subscription receivable                  308,200              -           308,200
                                                       -----------    -----------    --------------

Net cash provided by financing activities                  720,753      1,101,854         3,364,085
                                                       -----------    -----------    --------------

Net increase (decrease) in cash and cash equivalents        (3,577)         2,308            23,403

Cash and cash equivalents, beginning of period              26,980             47                 -
                                                       -----------    -----------    --------------

Cash and cash equivalents, end of period               $    23,403    $     2,355    $       23,403
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

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                    ------------------------------     ----------------------------
                                                                        2003             2002              2003            2002
                                                                    --------------   -------------     -------------   ------------
     Net loss, to common stockholders as reported                   $   (944,595)     $  (46,582)      $ (1,679,960)    $ (163,915)
     Add:  Stock-based employee compensation expense included
      in reported net income determined under APB No. 25,
      net of related tax effects                                               -               -                  -              -
     Deduct:  Total stock-based employee compensation expense
      determined under fair-value-based method for all awards,
      net of related tax effects                                               -               -            (99,500)             -
                                                                    --------------   -------------     -------------   ------------

     Pro forma net income to common stockholders                    $   (944,595)     $  (46,582)      $ (1,779,460)    $ (163,915)
                                                                    --------------   -------------     -------------   ------------

     Earnings per share:
          Basic - as reported                                         $    (0.09)      $   (0.00)        $    (0.15)     $   (0.01)
          Basic - pro forma                                           $    (0.07)      $   (0.00)        $    (0.12)     $   (0.01)

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


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                             -----------------    ---------------
                                                                               (Unaudited)
Developed Oil and Gas Interests Net, Using Successful Efforts -
Hackberry Prospects - Melton and Hooks Wells
       Leasehold Acquisition and Mineral Interests                               $   825,010        $   825,010
       Capitalized Costs                                                              25,617             25,617
       Depletion                                                                    (430,230)          (345,608)
       Well impairment charges                                                      (350,354)          (350,354)
                                                                                 -----------        -----------

                                              Total                              $    70,043        $   154,665
                                                                                 ===========        ===========

Oil and Gas Properties, Cost Not Being Amortized - CSR - Waha
       Leasehold Acquisition and Mineral Interests                               $ 1,605,582        $         -
       Capitalized Costs                                                             192,561                  -
       Drilling in Progress Intangible                                               502,348                  -
       Drilling in Progress Tangible                                                  46,945                  -
                                                                                 -----------        -----------

                                              Total                              $ 2,347,436        $         -
                                                                                 ===========        ===========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

The following table represents the Investments in Limited Partnerships at June 30, 2003 (unaudited):

                                                Touchstone
                                                 Resources
                                                  2001 -
                                                Hackberry      Louisiana                                    South
                                                 Drilling        Shelf          PHT                        Valentine
                                  PH Gas, LP     Fund, LP      Partners, LP   Partners, LP   LS Gas, LLC      LP           Total
                                -------------  -------------  --------------  ------------  -------------  ----------  ------------
Ownership Percentage                  29.06%         10.26%          9.405%         4.1%           2.0%          16.6%

Original Cost Basis             $   214,600     $  400,000     $   270,000     $ 72,665     $  142,000     $  146,838  $ 1,246,103
Pro-rata share of loss              (13,998)      (338,621)        (11,676)           -              -       (146,838)    (511,133)
Cash Distributions                  (10,000)       (39,906)        (13,500)           -              -             --      (63,406)
                                -------------  -------------  --------------  -----------  -------------   ----------  ------------

                     Total      $   190,602     $   21,473     $   244,824     $ 72,665     $  142,000     $       --   $  671,564
                                =============  =============  ==============  ===========  =============   ==========  ============



The following table represents the Investment in Limited Partnership at December 31, 2002:

                                                     Touchstone
                                                      Resources
                                                       2001 -
                                                      Hackberry         Louisiana                           South
                                                      Drilling            Shelf                PHT         Valentine
                                     PH Gas, LP       Fund, LP         Partners, LP       Partners, LP        LP            Total
                                    --------------  --------------    ---------------    ----------------  ----------   ------------
Ownership Percentage                       32.5%          10.26%             9.405%                4.1%          16.6%

Original Cost Basis                   $ 150,000       $ 400,000         $  270,000         $    50,000     $  146,838    $1,016,838
Pro-rata share of loss                   (1,806)       (331,825)                 -                   -       (146,838)     (480,469)
Cash Distributions                            -         (16,174)                 -                   -             --       (16,174)
                                    --------------  --------------    ---------------    ----------------  ----------   ------------

                           Total      $ 148,194       $  52,001         $  270,000         $    50,000     $       --    $  520,195
                                    ==============  ==============    ===============    ================  ==========   ============


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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE 10 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                          ---------------------------------    ---------------------------------
                                                2003               2002              2003               2002
                                          ---------------     -------------    ----------------    -------------

    Net loss to common shareholders        $   (944,595)       $  (46,582)      $  (1,679,960)      $  (163,915)

    Unrealized gain, net                      1,275,279                 -           1,253,578                 -
                                          ---------------     -------------    ----------------    -------------

    Total comprehensive income\(loss)      $    330,684        $  (46,582)      $    (426,382)      $ (163,915)
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 15 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at June 30, 2003:

                                                                     Touchstone
                                                                   Resources-2001
                                                                     Hackberry          Louisiana Shelf
                                              PH Gas, LP        Drilling Fund, LP         Partners, LP
                                           -------------------  ---------------------  -------------------
      Total Assets                          $       709,922       $        159,068       $     5,865,000
                                                                                                      56
                                           ===================  =====================  ===================

      Total Liabilities                     $        67,611       $        345,946       $         2,000
                                           ===================  =====================  ===================

      Results of Operations
         Sales                                            -                      -                   -
         Gross profit                                     -                      -                   -
         Net income (loss)                  $       (41,049)      $        (65,940)      $    (107,277)



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

The Company has now recorded in the 2002 annual financial statements an impairment loss of $350,354 and additional partnership investment loss of $265,578 which reduced the amount of oil and gas interests to be depleted and amortized in subsequent periods. Consequently, depletion expense and loss from investment in partnership for this quarter have been reduced by $278,235 and $165,565, respectively and the originally reported net loss has been reduced by $443,800.

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

Production Expenses

         Production expenses were $84,874 and $108,992 during the three and six months ended June 30, 2003, respectively, and depletion and amortization expenses were $31,200 and $84,623 during the three and six months ended June 30, 2003, respectively. We did not incur operating expenses or depletion and amortization expenses during the corresponding periods in 2002 as we generated minimal revenue from operations during those periods. The production expenses consisted of expenses incurred from our working interest in the Hackberry Prospect and the Waha Project. The depletion and amortization expenses were due to the depletion of the Hackberry Prospect based on the units produced.

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

Other (income) and expense

         Other expenses were $479,870 and $880,119 during the three and six months ended June 30, 2003, respectively, as compared to $44,769 and $55,982 for the corresponding periods in 2002. The increase was primarily due to an increase in interest expense of $412,767 and $795,794 for the three and six months ended June 30, 2003, respectively, as a result of the issuance of a $1.5 million principal amount convertible promissory note and a $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha

Partners, L.P. and an increase of $199,408 and $196,229 for the three and six months ended June 30, 2003, respectively, in losses from the Company's equity investments.


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

         Working capital increased $2,405,091 during the six months ended June 30, 2003 to $1,804,653 as compared to a deficit of $600,438 at December 31, 2002. This was due primarily to an increase in marketable securities of $5,631,780 offset by an increase in notes payable to $2,584,692 from $587,082 at December 31, 2002 resulting from the issuance of a $1,500,000 note to purchase a 99% limited partnership interest in CSR-Waha Partners, L.P. and a $600,000 credit facility from Ocean Resources Capital Holdings Plc.

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

-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Limited Partnership Agreement of             Incorporated by reference to Exhibit 10.13 to
                     CSR-Hackbery Partners, L.P. dated July 31,   the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Limited Partnership Agreement of PHT         Incorporated by reference to Exhibit 10.14 to
                     Partners, L.P. dated August 14, 2002         the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Limited Partnership Agreement of CSR-WAHA    Incorporated by reference to Exhibit 10.15 to
                     Partners, LP dated June 27,                  the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Amendment to The Limited Partnership         Incorporated by reference to Exhibit 10.16 to
                     Agreement of CSR-WAHA Partners, L.P. dated   the Company's Quarterly Report on Form 10-QSB
                     January 15, 2003                             for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Limited Partnership Agreement of Louisiana   Incorporated by reference to Exhibit 10.17 to
                     Shelf Partners, L.P. dated December 31,      the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         10% Promissory Note dated January 15,        Incorporated by reference to Exhibit 4.3 to
                     2003, issued to Continental Southern         the Company's Annual Report on Form 10-KSB
                     Resources, Inc.                              for the year ended December 31, 2002.
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         First Amendment to Loan Agreement dated      Incorporated by reference to Exhibit 10.19 to
                     July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                     and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003, originally
                                                                  filed August 18, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         12% Secured Convertible Note dated July      Incorporated by reference to Exhibit 10.20 to
                     29, 2003, issued to Trident Growth Fund,     the Company's Quarterly Report on Form 10-QSB
                     L.P.                                         for the quarter ended June 30, 2003, originally
                                                                  filed August 18, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         First Amended Security Agreement dated       Incorporated by reference to Exhibit 10.21 to
                     July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                     and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003, originally
                                                                  filed August 18, 2003
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.22         First Amendment to 12% Secured Convertible   Incorporated by reference to Exhibit 10.22 to
                     Note (such original note dated April 25,     the Company's Quarterly Report on Form 10-QSB
                     2002), dated July 29, 2003, issued to        for the quarter ended June 30, 2003, originally
                     Trident Growth Fund, L.P.                    filed August 18, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Warrants to purchase 120,000 shares of       Incorporated by reference to Exhibit 10.23 to
                     Common Stock, dated July 29, 2003, issued to the Company's Quarterly Report on Form 10-QSB
                     Trident Growth Fund, L.P.                    for the quarter ended June 30, 2003, originally
                                                                  filed August 18, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Warrants to purchase 100,000 shares of       Incorporated by reference to Exhibit 10.24 to
                     Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                     to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003, originally
                                                                  filed August 18, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         First Amendment to Warrants to purchase      Incorporated by reference to Exhibit 10.25 to
                     150,000 shares of Common Stock, dated        the Company's Quarterly Report on Form 10-QSB
                     July 29, 2003, issued to Trident Growth      for the quarter ended June 30, 2003, originally
                     Fund, L.P.                                   filed August 18, 2003

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