Form 10QSB/A
period 2003-09-30
BPK RESOURCES INC
filed 2004-04-13
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB/A

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

      Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)



                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets (unaudited)                           1

          Condensed Statements of Operations - (unaudited)               2

          Condensed Statements of Cash Flows - (unaudited)               3

          Notes to Condensed Consolidated Financial Statements           4

Item 2.   Management's Discussion and Analysis                          18

Item 3.   Controls and Procedures                                       23

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              24

                                EXPLANATORY NOTE

         BPK Resources, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Quarterly Report on Form 10-QSB for the three month period ended September 30, 2003 filed with the Securities and Exchange Commission ("SEC") on November 17, 2003 (the "Original Report").

         The Company recently discovered an error in its 2002 consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has corrected its 2002 annual consolidated financial statements to conform them to generally accepted accounting principles. This correction has impacted the Company's condensed consolidated financial statements for the period ended September 30, 2003 to reduce depletion expense and partnership investment loss as more fully explained in Note 17-Correction Of An Error appearing in Item 1 of this Amendment. The restated condensed consolidated financial statements for the period ended September 30, 2003 do not reflect any changes in the Company's accounting principles, practices or procedures.

         This Amendment does not reflect events that have occurred after November 17, 2003, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except to reflect the effects of the restatement of the condensed consolidated financial statements for the period ended September 30, 2003, or as deemed necessary in connection with the completion of such financial statements. Information with respect to any such events has been or will be set forth, as appropriate, in the Company's filings with the SEC subsequent to November 17, 2003. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheet

                                                       ASSETS
                                                     ---------

                                                                                    September 30,       December 31,
                                                                                        2003                2002
                                                                                 ------------------  ------------------
                                                                                      (Unaudited)          (Audited)
Current assets
   Cash and cash equivalents                                                        $   137,220          $   26,980
   Accounts receivable                                                                  154,689              52,840
   Notes and interest receivable                                                         63,310              53,340
   Prepaid expenses                                                                     128,018             119,524
                                                                                 ------------------  ------------------

Total current assets                                                                    483,237             252,684
                                                                                 ------------------  ------------------

Developed oil and gas interests net, using successful efforts                         1,807,000             154,665
Oil and gas properties, cost not being amortized                                        771,082                   -
Investment in limited partnerships                                                    1,123,999             520,195
Marketable securities                                                                     3,357              51,761
                                                                                 ------------------  ------------------

                                                                                   $  4,188,675        $    979,305
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

Commitments and contingencies

Stockholders' equity (deficit)
   Common stock, $.001 par value authorized - 100,000,000 shares; 14,617,198 and
     13,817,198 shares issued and outstanding as of
     September 30, 2003 and December 31, 2002                                            14,617              13,817
   Additional paid-in capital                                                         3,755,008           3,076,661
   Deferred compensation                                                                (11,111)            (44,000)
   Less stock subscription receivable                                                         -            (305,000)
   Accumulated other comprehensive loss                                                   2,395             (78,677)
   Deficit accumulated during development stage                                      (8,037,436)         (2,536,618)
                                                                                 ------------------  ------------------

Total stockholders' equity (deficit)                                                 (4,276,527)            126,183
                                                                                 ------------------  ------------------

                                                                                   $  4,188,675        $    979,305
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

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                April 2, 1997
                                               Three Months Ended                  Nine Months Ended           (Inception) to
                                                  September 30,                      September 30,              September 30,
                                             2003               2002              2003            2002              2003
                                         ----------------   ---------------------------------  --------------  ------------------

Revenues                                   $   15,348         $  75,358         $ 239,863        $ 86,074         $   400,830
                                         ----------------   ---------------   ---------------  --------------  ------------------

Operating expenses
   Production expenses                          4,693            61,280           113,685          61,280             195,327
   Depletion and amortization                  29,084                 -           113,707               -             459,465
   Dry hole and impaired properties                 -                 -                 -               -             350,354
   Bad Debt expense (recovery)                      -            (2,279)                -          12,121                   -
   General and administrative                 151,144           121,159           861,456         225,408           1,539,528
                                         ----------------   ---------------   ---------------  --------------  ------------------

Total operating expenses                      184,921           180,160         1,088,848         298,809           2,544,674
                                         ----------------   ---------------   ---------------  --------------  ------------------

Loss from operations                         (169,573)         (104,802)         (848,985)       (212,735)         (2,143,844)
                                         ----------------   ---------------   ---------------  --------------  ------------------

Other (income) expense
   Interest income                             (2,000)          (35,459)           (4,321)        (35,459)            (40,819)
   Interest expense                           560,385            64,101         1,412,161         120,083           2,209,949
   Interest expense - Series A
    Preferred                                  90,731                 -            90,731               -              90,731
   Loss on sale of stock                    2,665,918                 -         2,665,918               -           2,665,918
   Partnership investment loss                338,136                 -           368,800               -             849,269
                                         ----------------   ---------------   ---------------  --------------  ------------------

Total other expenses, net                   3,653,170            28,642         4,533,289          84,624           5,775,048
                                         ----------------   ---------------   ---------------  --------------  ------------------

Loss before minority interest              (3,822,743)         (133,444)       (5,382,274)       (297,359)         (7,918,892)
                                         ----------------   ---------------   ---------------  --------------  ------------------

Minority interest                               1,885                30             2,187              30               2,187
                                          ----------------   ---------------   ---------------  --------------  ------------------

Net loss                                   (3,820,858)         (133,414)       (5,380,087)       (297,329)         (7,916,705)

Preferred dividend on series A
  preferred stock                                   -                 -           120,731               -             120,731

                                          ----------------   ---------------   ---------------  --------------  ------------------

Net loss to common shareholders          $ (3,820,858)       $ (133,414)     $ (5,500,818)      $(297,329)       $ (8,037,436)
                                          ================   ===============   ===============  ==============  ==================

Basic and diluted loss per common
  share                                    $    (0.26)        $   (0.02)        $   (0.38)       $  (0.05)

                                          ================   ===============   ===============  ==============

Basic and diluted weighted average
common
 shares outstanding                        14,617,198         5,750,000        14,488,260       5,750,000
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

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                 ---------------------------------    --------------------------------
                                                         2003              2002              2003              2002
                                                 ---------------    --------------    --------------   ---------------

 Net loss, to common stockholders as
  reported                                         $(3,820,858)       $ (133,414)      $(5,500,818)       $ (297,329)

 Add:  Stock-based employee compensation
     expense included in reported
     net income determined under APB
     No. 25, net of related tax effects                      -                 -                 -                 -
 Deduct:  Total stock-based employee
     compensation expense determined
     under fair-value-based method for all
     awards, net of related tax effects                      -                 -           (99,500)                -
                                                 ---------------    --------------    --------------    --------------

Pro forma net income to common
     stockholders                                  $(3,820,858)       $ (133,414)      $(5,600,318)       $ (297,329)
                                                 ---------------    --------------    --------------    --------------

    Earnings per share:
         Basic - as reported                      $      (0.26)       $    (0.02)      $     (0.38)       $   (0.05)
         Basic - pro forma                        $      (0.26)       $    (0.02)      $     (0.39)       $   (0.05)



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

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

Developed Oil and Gas Interests Net, Using Successful Efforts:
                                                                         September 30, 2003
                                                        --------------------------------------------------------
                                                          Hackberry
                                                         Prospects -
                                                          Melton and
                                                         Hooks Wells          CSR - Waha            Total
                                                         -----------------    ---------------     ---------------

Leasehold Acquisition and Mineral Interests                 $   825,010        $   942,545        $  1,767,555
Capitalized Costs                                                25,617            115,537             141,154
Drilling in Progress Intangible                                       -            631,843             631,843
Drilling in Progress Tangible                                         -             76,116              76,116
Depletion                                                      (447,626)           (11,688)           (459,314)
Well impairment charge                                         (350,354)                 -            (350,354)
                                                         -----------------    ---------------     ---------------

                  Total                                     $    52,647       $  1,754,353        $ (1,807,000)
                                                         =================    ===============     ===============


                                                                          December 31, 2002
                                                       --------------------------------------------------------
                                                            Hackberry
                                                         Prospects -
                                                          Melton and
                                                         Hooks Wells          CSR - Waha            Total
                                                        -----------------    ---------------     ---------------

Leasehold Acquisition and Mineral Interests                 $   825,010          $       -         $   825,010
Capitalized Costs                                                25,617                  -              25,617
Depletion                                                      (345,608)                 -
                                                                                                      (345,608)
                                                        -----------------    ---------------     ---------------

                  Total                                     $   154,665          $       -         $   154,665
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
                                                                                =================    ================


The following table represents the Investment in Limited Partnership at September 30, 2003 (unaudited):

                                                  Touchstone
                                                   Resources
                                                    2001 -
                                                   Hackberry         Louisiana
                                                   Drilling            Shelf            PHT
                                  PH Gas, LP       Fund, LP         Partners, LP    Partners, LP
                                 ------------    --------------     ------------    ------------

Ownership Percentage                  30.27%            10.26%             9.9%           4.23%

Original Cost Basis                $ 256,100        $  400,000        $ 913,500       $  74,493
Pro-rata share of loss               (21,481)         (330,508)        (246,699)              -
Cash Distributions                   (10,000)          (39,906)         (13,500)              -
                                 ------------    --------------     ------------    ------------

                         Total     $ 224,619         $  29,586        $ 653,301       $  74,493
                                 ============    ==============     ============    ============



                                                     South
                                                    Valentine
                                     LS Gas, LLC       LP           Total
                                    ------------    ----------   ------------

Ownership Percentage                       2.0%          16.66%

Original Cost Basis                   $ 142,000     $  250,581   $ 2,036,674
Pro-rata share of loss                        -       (250,581)     (849,269)
Cash Distributions                            -             --       (63,406)
                                    ------------    ----------   ------------

                         Total        $ 142,000     $       --   $ 1,123,999
                                    ============    ==========   ============


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


NOTE 10 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                         ------------------------------------    ------------------------------------
                                               2003                2002                2003                2002
                                         ---------------     ----------------    ----------------    ----------------

Net loss                                  $ (3,820,858)         $  (133,414)       $ (5,500,818)        $  (297,329)
                                          ---------------     ----------------    ----------------    ----------------

Unrealized gain/(loss)                      (1,508,081)             (60,043)            159,169             (60,043)
Reclassification adjustment for
 (gain) loss realized in net loss
 above                                         256,898                    -             (78,097)                  -
                                          ---------------     ----------------    ----------------    ----------------

Unrealized gain/(loss), net                 (1,251,183)             (60,043)             81,072             (60,043)
                                          ---------------     ----------------    ----------------    ----------------

Comprehensive loss                        $ (5,072,041)         $  (193,457)       $ (5,419,746)        $  (357,372)
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


NOTE 15 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at September 30, 2003:

                                                                      Touchstone
                                                                    Resources-2001
                                                                      Hackberry         Louisiana Shelf
                                                PH Gas, LP        Drilling Fund, LP      Partners, LP
                                               ------------------ -------------------- --------------------
      Total Assets                                $   742,328         $     214,653       $   6,398,152
                                               ================== ==================== ====================
      Total Liabilities                           $     3,438         $     190,133       $      70,648
                                               ================== ==================== ====================

      Results of Operations
         Sales                                              -                     -                   -
         Gross profit                                       -                     -                   -
         Net income (loss)                        $   (65,770)       $       12,835       $  (2,483,792)


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

During October 2003, the Company invested an additional $7,800 in PH Gas.

During October 2003, the Company invested an additional $2,000 in PHT.

On October 28, 2003, PH Gas invested an additional $26,059 in APICO, LLC.

During October 2003, PH Gas borrowed $2,000 from PHT and issued a 10% promissory note.

NOTE 17 - CORRECTION OF AN ERROR

The original financial statements issued for these periods have been corrected as a result of the Company's 2002 annual financial statements being corrected to conform them to generally accepted accounting principles.

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

The Company has now recorded in the 2002 annual financial statements an impairment loss of $350,354 and additional partnership investment loss of $265,578 which reduced the amount of oil and gas interests to be depleted and amortized in subsequent periods. Consequently, depletion expense and loss from investment in partnership for this quarter have been reduced by $257,655 and $195,812, respectively and the originally reported net loss has been reduced by $453,467.

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

      Depletion and amortization expenses were $29,084 and $113,707 during the three and nine months ended September 30, 2003, respectively, and were due to the depletion of the Hackberry Prospect and West Texas - Waha Project based on the units produced. We did not incur any depletion and amortization expenses during the corresponding periods in 2002.

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

Other (income) and expense

      Other (income) and expense increased $3,624,528 to $3,653,170 during the three months ended September 30, 2003 as compared to $28,642 for the corresponding period in 2002. The increase was primarily due to an increase of $3,004,054 in losses from the Company's equity investments, which resulted primarily from the loss realized on the Company's sale of 4,390,000 shares of Ocean Resources Capital Holdings Plc ("ORCH"), a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange, and warrants to acquire 1,463,000 shares of ORCH, and an increase in interest expense of $560,385, which resulted primarily from interest paid on the $2.1 million principal amount convertible promissory note and the $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P., and dividends paid on the 5,538,461 shares of Series A 10% Convertible Preferred Stock that we issued to ORCH in connection with our purchase of 4,390,000 shares of ORCH and warrants to purchase an additional 1,463,000 ordinary shares of ORCH, which dividends were required to be classified as interest expense pursuant to SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity".

Other (income) and expense increased $4,448,665 to $4,533,289 during the nine months ended September 30, 2003 as compared to $84,624 for the corresponding period in 2002. The increase was primarily due to an increase in interest expense of $1,292,078, which resulted primarily from interest paid on the $2.1 million principal amount convertible promissory note and the $1.5 million note issued in connection with our purchase of a 99% limited partnership interest in CSR-Waha Partners, L.P., and dividends paid on the 5,538,461 shares of Series A 10% Convertible Preferred Stock that we issued to ORCH in connection with our purchase of 4,390,000 shares of ORCH and warrants to purchase an additional 1,463,000 ordinary shares of ORCH, which dividends were required to be classified as interest expense pursuant to SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", and an increase of $3,230,530 in losses from the Company's equity investments, which resulted primarily from the loss realized on the Company's sale of 4,390,000 shares of ORCH and warrants to acquire 1,463,000 shares of ORCH.

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