Form 10KSB
period 2003-12-31
BPK RESOURCES INC
filed 2004-04-14
CIK 1093818

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 1-13463

                               BPK RESOURCES, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                       88-0426887
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation of organization)

    5858 WESTHEIMER STREET, SUITE
         709, HOUSTON, TX                                  77057
----------------------------------------                 ---------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (713) 978-7991
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                     Name of Exchange on which Registered
             NONE                                            NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, $.001 PAR VALUE PER SHARE

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  |X|  No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. X

      State issuer's revenues for its most recent fiscal year: $257,776.

      The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on April 12, 2004 was $3,248,783. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

      As of April 12, 2004, 42,459,503 shares of the registrant's common stock were outstanding.

      Transitional Small Business Disclosure Formats (check one):

      Yes |_|  No |X|

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

GENERAL

      We are in the oil and gas exploration and development business. We target high-potential oil and gas assets primarily in the Texas, Louisiana and other traditional oil producing states in the southwestern United States and in Southeast Asia. Our operations are focused on exploration activities to find and evaluate prospective oil and gas properties and providing capital to participate in these projects. We participate in projects directly, through our consolidated subsidiaries, and as equity participants in limited partnerships.

      We are generally not involved as the operator of the projects in which we participate. Instead, we rely on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting us in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We rely on Touchstone Resources USA, Inc. a Texas Corporation to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations

      Our strategy also includes selling all or part of our interests in various partnerships or all or part of leasehold interests we own to realize immediate proceeds and limit or eliminate future risk associated with such projects.

      To date, all of our revenues have been derived from our share of sales of oil and gas reserves in our various projects.

PROJECTS AND SUBSIDIARIES

      Jefferson County, Texas. On April 22, 2002, we acquired two units in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P. (the "Touchstone Partnership") and received a 10.26% partnership interest. The Touchstone Partnership owns an approximate 75% working interest in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas (the "Jefferson County Prospects"). Touchstone Resources Ventures, LLC serves as the general partner of the Touchstone Partnership.

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

      In the aggregate, we have an approximate 24.55% working interest in the Jefferson County Prospects. Touchstone Resources Ventures, LLC is responsible for oversight and coordination of the development and management of the Jefferson County Prospects in conjunction with Touchstone Resources USA, Inc., the operator of the Jefferson County Prospects. As of December 31, 2003, all wells on the Jefferson County Prospects - Melton No. 1, C.G. Hooks-State No. 1, and Gaulding No. 2 were shut in. In January 2004, the Gaulding No. 2 well produced some oil and gas and we expect it to continue to do so intermittently. In March 2004, the Hooks-State No.1 well was brought back online. As of December 31, 2003, we recorded an impairment charge against the capitalized costs related to the Melton No.1 well, since we have no further plans to re-complete the existing well or drill new wells.

      Thailand - Khorat Plateau. We operate in the Kingdom of Thailand through our interests in PHT Partners, L.P., and PH Gas, L.P both of which own membership interests in APICO, LLC ("APICO"). APICO's primary business is to acquire property interests in Thailand and other rights in any concessions, to participate in exploring these concessions, and to develop and operate oil and gas wells. APICO has a 40% interest in the Phu Horm Gas Field Project operated by Amerada Hess (Thailand) Limited under Concessions 1/2524/19 and 2/2522/17 awarded on June 3, 1981 and March 16, 1979, respectively. During 2003, the Phu Horm 3 well was redrilled and the 45-day test of the well established that the well was capable of production in excess of 30,000 Mcf per day. The Phu Horm 4 and Phu Horm 5 wells are scheduled to be drilled in 2004. In September, 2003, NuCoastal Thailand Limited, one of the partners in APICO, was granted the status of concessionaire under Thai law and awarded Onshore Exploration Block Nos. L15/43 and L27/43, covering an area of 7,649 square kilometers. APICO has a 100% interest in these blocks.

      We currently own a 4.23% limited partnership interest in PHT Partners, L.P. ("PHT") which owns approximately 20% of the membership interests of APICO. PHT Gas, LLC serves as the general partner of PHT. Distribution of any profits of PHT are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, distributions are allocated 80% to the limited partners and 20% to the general partners.

      We currently own a 30.1% limited partnership interest in PH Gas, L.P. ("PH Gas") which owns approximately 10% of the membership interests in APICO. PHT Gas, LLC serves as the general partner of PH Gas. Distribution of any profits of PH Gas are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partners.

      PHT and PH Gas are subject to capital calls in connection with their investment in APICO. We are likewise subject to capital calls as a limited partner of PHT Partners. If either of these partnerships or the Company fail to meet their respective capital calls, we may lose all or part of our interest in the Thailand Prospect.

      Lafourche Parish's Prospect. On October 17, 2002, we entered into a limited partnership agreement with PHT Gas, LLC to form BPK-South Valentine Partners, L.P. We are the sole limited partner with a 99% interest in BPK-South Valentine Partners. PHT Gas, LLC serves as the general partner of BPK-South Valentine Partners. BPK South Valentine purchased a 16.66% interest in South Valentine Partners, L.P., which was drilling a well in the Valentine field in Lafourche Parish, Louisiana. The well was a dry hole and we have recorded a loss equal to the total amount of our investment in the prospect. Distribution of any profits of BPK South Valentine Partners, L.P. are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partner. The Company is not subject to capital calls in connection with its limited partnership interest in BPK South Valentine Partners.

      Cameron Parish, Louisiana. On December 31, 2002, we purchased a 9.4% limited partnership interest in Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"), for which LS Gas, LLC serves as the general partner. As a result of the addition and withdrawal of certain limited partners, as of December 31, 2003, we have a 10.06% limited partnership interest in Louisiana Shelf. As of December 31, 2003, Louisiana Shelf has acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana for an aggregate purchase price of $4,740,039. Louisiana Shelf owns a leasehold interest in 1,130 acres in East Cameron Block 17, Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. Louisiana Coastal, Inc. serves as the operator of this project. Louisiana Shelf also owns three (3) leases in State Waters, in East Cameron Blocks 4, 18, and 22.

      In August, 2003, Louisiana Shelf commenced drilling on the exploration project located on Louisiana State Lease No. 17742, 17743, 17744 and 17666 in Cameron Parish offshore Louisiana. The initial test well on Lease No. 17743 and 17742 was determined to be a dry hole. As a result, all of the drilling costs incurred on this well in the amount of $3,332,557 were written off during the third and fourth quarters of 2003. We have decided not to pursue additional exploration within State Lease No. 17743 and 17744. Consequently, these leases were allowed to lapse in March 2004.

      Distribution of any profits of Louisiana Shelf are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 60% to the limited partners and 40% to the general partner. We are subject to capital calls to meet the reasonable capital requirements of Louisiana Shelf.

      Reeves County, Texas. On January 15, 2003, we purchased a 99% limited partnership interest in CSR-WAHA Partners, L.P., a Delaware limited partnership, for which CSR, LLC serves as the general partner. We are the sole limited partner of CSR-WAHA which owns a 12.5% working interest in 3,037 acres in the Waha/Lockridge oil and gas prospect located in Reeves County Texas (the "Reeves County Prospects"). Distribution of any profits of CSR are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partners. CSR-WAHA is a party to a Joint Operating Agreement for which Patterson UTI, formerly TIMBR-Sharp, serves as the operator. As of the date of this Report, CSR-WAHA owes the operator approximately $400,000. For this reason, we have not received royalty checks, production data or reserve estimates from Patterson UTI.

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

      The following table sets forth certain information about our well activities in Jefferson County, Texas, subsequent to December 31, 2002.

Well Name                    Working Interest             Current Status
---------                    ----------------             --------------

Melton No. 1                   27.65114%                    Shut in
C.G. Hooks-State No. 1         21.40114%                    Producing
J.F. Gaulding No. 2             2.834488%                   Producing

Khorat Plateau

      Through our various limited partnerships we own a percentage of a farm-in agreement with Amerada Hess-Thailand Limited. The farm-in acreage is located on the Khorat Plateau, Thailand. The Phu Horm 3 well, the initial well drilled on the acreage, was not capable of production. The Phu Horm 3 well was redrilled by Amerada Hess Thailand Limited using under balanced drilling technology beginning in April, 2003. The forty-five (45) day test of the well concluded on October 7, 2003, and established that the well was capable of production in excess of 30,000 Mcf per day. The Phu Horm 4 and Phu Horm 5 wells are scheduled to drill in 2004. Our interest in the Phu Horm properties are held by PHT Partners, L.P. and PH Gas, LP (limited partnerships in which we own a limited partnership interest), which in turn own membership interests in APICO, L.L.C..

      On September 25, 2003, NuCoastal Thailand Limited was granted the status of concessionaire under Thai law and awarded Onshore Exploration Block Nos. L15/43 and L27/43, covering an area of seven thousand six hundred forty-nine (7,649) square kilometers. The interest in the Phu Horm properties is held in a limited partnership, PHT Partners, L.P. an affiliate of NuCoastal Thailand through APICO, L.L.C.

Cameron Parish, Louisiana

      Louisiana Shelf Partners, L.P., a limited partnership in which we own an interest, continued to acquire leasehold interests through the acquisition of a total of three (3) leases in State Waters, a total of 2460.25 gross acres in East Cameron Blocks 4, 18, and 22. Additionally, the 1130.02 acre lease covering a portion of Block 17, East Cameron, was renewed for a period of one year. The initial exploratory well for Blocks 18 and 22 was drilled during August and September 2003, and was found to be a dry hole.

Reeves County Prospect

      CSR-Waha Partners, L.P. holds a 12.5% interest in leasehold acreage in Reeves County, Texas. During April, 2003, the drilling of the Ligon State 22-1H well was completed. The Ligon State 22-5 continues to produce in a de minimus fashion. The following table sets forth certain information about our well activities in Reeves County, Texas, subsequent to December 31, 2002.

Well Name                    Working Interest             Current Status
---------                    ----------------             --------------

Ligon State 22-1H                12.375%                    Producing
Ligon State 22-2                 12.375%                    Shut In
Ligon State 22-3                 12.375%                    Shut In
Ligon State 22-5                 12.375%                    Producing

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

      The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment or for other reasons. Although we do not serve as the operator of any of our projects, if the operators of our projects fail to comply with applicable environmental regulations may, in certain circumstances, be attributed to us

      State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and we do not believe that these costs will have a material adverse impact on our financial condition and operations.

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

      We are not an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators are adequate and have, therefore, not acquired our own insurance. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our ownership interests and thereby financial condition and results of operations.

EMPLOYEES AND CONSULTANTS

      We currently have one employee who serves as our President and Chief Executive Officer. We utilize the services of approximately five (5) consultants who provide, among other things, technical support and accounting services to the Company. We do anticipate retaining additional personnel during 2004.

RISK FACTORS

      The following material risk factors, among others, may affect the Company's financial condition and results of operations.

      ACQUIRING INTERESTS IN PROPERTIES TO EXPLOIT THE NATURAL GAS RESERVES OF SUCH PROPERTIES IS SPECULATIVE IN NATURE AND MAY NOT EVER RESULT IN ANY OPERATING REVENUES OR PROFITS.

      There is no assurance that we will discover oil and gas in commercial quantities in any of our current properties or properties we acquire in the future. Our success depends upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered. We do not have an established history of locating and developing properties that have gas and oil reserves. Since inception we have derived only $419,000 of revenues from oil and gas activities and incurred losses of $10,379,5691. In addition, we have invested $1,808,000 in equity method oil and gas limited partnerships, and to date have recorded losses on those investments of $1,046,000. We expect to ultimately derive the cash flow necessary to fund our operations from the oil and gas produced from our leased properties and/or the sale of our leased properties. As of the date of this report, none of our leased properties have generated significant operating revenues, we have participated in a number of unproductive wells and we have not sold any of our interests in our leased properties.

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

      OUR OPERATIONS ARE EXTREMELY DEPENDENT ON OTHER COMPANIES AND OTHER SERVICE PROVIDERS OVER WHICH WE HAVE NO CONTROL.

      The success of our business is almost entirely dependent on the efforts of various third parties which we do not control. For example, we rely upon various companies, such as Touchstone Resources USA, Inc., the Executive Vice President of which is a member of our board of directors, to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. Touchstone Resources USA, Inc., a Texas Corporation, recorded impairment charges for 100% of its oil and gas properties in its fiscal year 2003. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third party service providers, we can not assure that we will be able to continue to rely on such persons. If any of these relationships with third party service providers are terminated or are unavailable on terms that are favorable to us, then we will not be able to execute our business plan.

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

      We do not have an adequate amount of cash on hand or other working capital resources to adequately fund our current operating requirements, to repay our debt obligations that are due in the coming year or to fund our development and exploration projects. In the past, we have relied on the sale of our debt and equity securities to fund our operations and the acquisition, exploration and development of our petroleum properties. In order to continue funding our operations and these projects and to have the ability to fund additional projects, we will need to raise additional capital. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects with the possible loss of such properties.

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

      We are not an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators are adequate and, therefore, not acquired our own insurance coverage. The occurrence of a significant adverse event which is not fully covered by insurance, could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

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

      WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE, NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN AND DO NOT EXPECT TO BE PROFITABLE IN THE FORESEEABLE FUTURE. FOR THESE REASONS, OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS.

      We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for at least the foreseeable future. Net loss applicable to common stockholders for the years ended December 31, 2003 and 2002 were approximately $7,842,973 and $1,941,939 respectively. Through December 31, 2003, we had an accumulated deficit of approximately $10,380,000. We also have limited revenues to date. Revenues for the years ended December 31, 2003 and 2002 were $257,776 and $160,967, respectively. Further, we may not be able to generate significant revenues in the future and need additional capital to execute our business plan. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable. For these reasons our auditors have raised substantial doubt about our ability to continue operations.

      WE OWE APPROXIMATELY $4,300,000 TO THIRD PARTIES; IF WE ARE UNABLE TO SATISFY THIS INDEBTEDNESS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

      As of the date of this report, we had indebtedness to third parties in the aggregate amount of approximately $4,300,000. This indebtedness consists of accounts payable and accrued expenses of approximately $1,150,000 and promissory notes in the aggregate principal amount of approximately $2,070,000 held by Trident Growth Fund, L.P. These promissory notes mature on June 30 and July 31, 2004, respectively, and are secured by substantially all of our assets. The remainder of this indebtedness consists of a $670,000 note payable to CSOR Preferred Liquidation, LLC due June 30, 2004 and demand promissory notes in the outstanding principal amount of $100,000. The presence of this indebtedness may have a negative effect on our ability to obtain additional financing. In addition, if we do not have adequate funds on hand at the maturity dates of these notes, then we will require significant additional funding. We cannot assure you that alternative financing will be available to us on acceptable terms, if at all.

      OUR EXISTING STOCKHOLDERS WILL EXPERIENCE SUBSTANTIAL DILUTION OF THEIR OWNERSHIP INTERESTS DUE TO THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

      We are currently authorized to issue 100,000,000 shares of common stock, of which 42,459,503 shares were outstanding as of April 12, 2004. As of April 12, 2004, we had issued and outstanding warrants, convertible promissory notes and convertible preferred stock convertible into 19,835,497 shares of common stock. Some of these securities contain anti-dilution provisions which will result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than $.13 per share. Issuance of these shares of common stock will substantially dilute the ownership interests of our existing stockholders. Historically, we have raised the funds needed to conduct operations through the sale of our debt or equity securities on a negotiated private placement basis and expect to continue to do so in the future. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock which in turn, will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This will further dilute the interests of our existing holders.

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

      THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

      The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, we have agreed to file a registration statement to permit the pubic resale of shares of common stock issuable to Trident upon conversion of its convertible note and warrants, and certain other of our outstanding securities. The influx of such a substantial number of shares into the public market could have significant negative effect on the trading price of our common stock. In recent years broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE

      Our operational offices are located at 5858 Westheimer Street, Suite 709, Houston, Texas 77057. We rent 1,000 square feet of office space at a rate of $1,500 per month. We believe our current office is adequate for the foreseeable future.

OIL AND GAS PROPERTIES

      The following is a description of working and revenue interests which we own as of December 31, 2003.

      Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. At December 31, 2003, we had interests in 3 gross (.51886768 net) oil and gas wells and owned leasehold interests in 59,874.84 gross (1,689.20 net) undeveloped acres.

Reserves

      The following table sets forth certain information as of December 31, 2003 with respect to our estimated proved oil and gas reserves, present value of proved reserves and standardized measure of discounted future net cash flows. Our interest in the Waha/Lockridge wells noted below exists only so long as at least one well continues producing.

Area -  Jefferson County, Texas

Gross Oil Production (MBbls)            31.792
Gross Gas Production (MMcf)             90,822
Net Oil Production (MBbls)              5.000
Net Gas Production (MMcf)               14.283
Future Net Cashflow (M$)                179.062
Discounted Cashflow (M$)                162.687

      The estimates of proved reserves at December 31, 2003 and the present value of proved reserves were derived from reports prepared by D. Chris Barden and Associates, independent petroleum engineers. Estimated recoverable proved reserves have been determined without regard to any economic impact that may result from our hedging activities. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission financial accounting and reporting standards. The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation and amortization.

      In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The prices utilized for the purposes of estimating our proved reserves and the present value of proved reserves as of December 31, 2003 were $27.00 per Bbl of oil and natural gas liquids and $5.90 per Mcf of gas.

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

      Since January 1, 2003, we have not filed an estimate of our net proved oil and gas reserves with any federal authority or agency other than the SEC.

Exploration and Development Activities

      We drilled, or participated in the drilling of, two wells in the period from January 1, 2003 through December 31, 2003. One was not capable of oil or gas production; the other was completed as a producer.

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

        In connection with the issuance of $2,100,000 principal amount of notes payable to Trident Growth Fund, LP, we entered into a security agreement pursuant to which we pledged substantially all of our assets, including our interests in our oil and gas properties and investments in limited partnerships.

Productive Well Summary

      The following table sets forth certain information regarding our ownership, as of December 31, 2003, of productive wells and acreage in the areas indicated.

Wells

Area                         Oil                Gas               Total
--------------------------------------------------------------------------------
Jefferson County, Texas      2 gross            1 gross           3 gross
                             .24235628 net      .2765114 net      .51886768 net


Acreage

Area                         Oil                   Gas           Total
--------------------------------------------------------------------------------
Jefferson County, Texas      302.19 gross          98.868 gross  401.078 gross
                             34.965 net            27.286 net    62.249 net


Production Volumes and Costs for 2003

Oil and Gas Production Data                 Gross         Net
--------------------------------------------------------------------------------
        Oil (Bbls)                          17,960        1835.538
        Gas (Mcf)                           175,07239544.02

Average Sales Price

        Oil (Bbl)     $30.07
        Gas (Mcf)     $4.05

Cost per unit ($)

        Oil ($/Bbl)   2.68
        Gas ($/Mcf)   .23

Undeveloped Acreage

      The following table sets forth certain information regarding our undeveloped leasehold acreage as of December 31, 2003 in the areas indicated. This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

Area                                Gross          Net
----                                -----          ---

Jefferson County, Texas             790.66         314.0523
Reeves County, Texas                640            640
Cameron Parish, Louisiana           3,590          337.64
Khorat Plateau, Thailand            1,969,564      39,939.426

      Some of the undeveloped leasehold in the Jefferson County, Texas area expires during 2004 in the absence of production held by production. The undeveloped leasehold in the Cameron Parish, Louisiana area expires in 2005 and March 2006 in the absence of production, assuming the rentals are paid timely. As set forth above, we have decided not to pursue any additional exploration in State Lease 17743 or State Lease 17744 in Cameron Parish. All acreage not within the new concession in the Khorat Plateau, Thailand area is held by production of the Phu Horm No. 1 well. The undeveloped leaseholds in the Lafourche Parish, Louisiana area have expired.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

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

2003:                                                        HIGH         LOW
-----                                                        ----         ---

Quarter ended December 31, 2003                              $ .31       $ .17
Quarter ended September 30, 2003                               .46         .25
Quarter ended June 30, 2003                                    .69         .33
Quarter ended March 31, 2003                                   .80         .56

2002:                                                        HIGH         LOW
-----                                                        ----         ---

Quarter ended December 31, 2002                              $ .70       $ .50
Quarter ended September 30, 2002                              1.15         .47
Quarter ended June 30, 2002                                   1.20         .60
Quarter ended March 31, 2002                                  1.38         .30

      The last price of the Company's common stock as reported on the OTC Bulletin Board on April 12, 2004 was $.23 per share.

HOLDERS

      As of April 12, 2004 the number of stockholders of record of the Company's common stock was 63. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company's special meeting of shareholders in 2002, the Company believes that there are approximately 160 beneficial owners of its common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

      1. On April 12, 2004, the Company issued 27,692,302 shares of common stock upon conversion of 5,538,461 shares of Series A 10% Convertible Preferred Stock. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

      2. Between January and March, 2004, the Company issued an aggregate of 650,000 units to a limited number of accredited investors at a purchase price of $.40 per unit in consideration of gross cash proceeds of $230,000 and a subscription receivable of $30,000. Each unit consisted of two (2) shares of common stock and one (1) common stock purchase warrant. The warrants are immediately exercisable at an exercise price of $.30 per share and terminate three years from the date of grant. The shares were issued in a private placement transaction exempt from thev registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

      3. On February 27, 2004, the Company issued 829,755 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Shares") and warrant to purchase 150,000 shares of common stock to Ocean Resources Capital Holdings PLC ("ORCH"), a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange. The shares were issued in consideration of the cancellation of $456,365 of indebtedness due and owing ORCH. Each Series B Preferred Share is immediately convertible at the option of the holder into one share of Company common stock. The warrants are immediately exercisable at an exercise price of $55 per share and terminate three years from the date of grant. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

      4. In January 2004, Trident Growth Fund, LP converted $30,000 principal amount due under outstanding convertible notes into 150,000 shares of common stock. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) promulgated thereunder, without payment of underwriting discounts or commissions to any person.

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

      We rely on Touchstone Resources USA, Inc., a Texas Corporation, the Executive Vice President of which sit on our board of directors, to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. We will also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties.

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

      We intend to execute our strategy by focusing on the following:

      o     High potential exploratory drilling

      o Opportunistic acquisitions with additional exploratory and/or development potential

      Opportunistic Acquisitions. Although our primary strategy is to grow our reserves through drilling, we anticipate making opportunistic acquisitions in Texas, Louisiana and other southwestern states with exploratory potential and in core areas of operation with exploitation and development potential.

      We may increase or decrease our planned activities for 2004, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002.

Revenues

      We generated $257,776 of revenue during the fiscal year ended December
31, 2003 as compared to $160,967 during the year ended December 31, 2002. The revenue consisted of oil and gas from our net revenue interest in the Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect"). Based on our current reserve study estimates prepared as of December 31, 2003 for our existing prospects, we expect to continue to generate only minimal revenues from these and other prospects during 2004.

Operating Expenses

      Production Expenses were $121,869, depletion and amortization expenses were $102,513 and impaired properties expense was $2,185,625 during the fiscal year ended December 31, 2003, as compared to $81,642, $345,608 and $350,354, respectively during the fiscal year ended December 31, 2002. The increase in production expense of $40,227 was due to the increased production costs incurred from the working interest in the Hackberry Prospect. The decrease in depletion and amortization expenses was due to the reduction in the cost basis we recorded at the end of 2002 from the impairment of the Hackberry Prospect. The increase in the impaired properties expense in 2003 was due to the impairment of a significant portion of our interest in the Waha/Lockridge wells in 2003 as compared to the impairment of our interest in the Hackberry Prospect in 2002.

General and Administrative Expenses

      General and administrative expenses, including those from related parties, increased $740,219 to $1,151,497 during the fiscal year ended December 31, 2003 as compared to $411,278 for the fiscal year ended December 31, 2002. The increase was primarily due to an in increase in consulting expenses, professional fees and marketing expenses related to the development stage nature of our company. We expect general and administrative expenses to remain at current levels during 2004.

Other (income) and expense

      Other (income) and expense increased $4,148,466 to $5,062,490 during the fiscal year ended December 31, 2003 as compared to $914,024 for the fiscal year ended December 31, 2002. The increase was primarily due to an increase in interest expense resulting from the amortization of debt discounts and interest incurred in connection with the Trident Growth Fund, LP 12% convertible note payable in the amount of $1,485,217, a $2,664,573 loss on the sale of ordinary shares in Ocean Resources Capital Holdings Plc and a $565,929 partnership investment loss associated with the Company's investments in Touchstone Resources - 2001 Hackberry Drilling Fund, L.P, PH Gas, LP and Louisiana Shelf Partners, LP and BPK South Valentine, LP's share of loss in South Valentine, LP.

      These amounts were offset by a a non-cash gain of $647,764 resulting from an adjustment related to a cumulative change in an accounting principle

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the fiscal year ended December 31, 2003 was $884,713 compared to $714,525 during the fiscal year ended December 31, 2002. The primary use of cash in operating activities was to fund the net loss. Net cash provided by investing activities for the fiscal year ended December 31, 2003 was $698,500 compared to net cash used in investing activities of $1,776,865 for the fiscal year ended December 31, 2002. The uses of cash consisted primarily of the purchase of oil and gas interests and limited partnerships interests which was offset in 2003 by proceeds from sales of marketable securities in connection with the transactions with Ocean Resource Capital Holdings, Plc.

      Net cash provided by financing activities during the fiscal year ended December 31, 2003 was $175,065 compared to $2,287,258 during the fiscal year ended December 31, 2002 and consisted primarily of the issuances of our 12% secured convertible notes and unsecured loans to related parties which were partially offset by costs relating to such financings, including commitment and origination fees, and repayment of $1,726,688 of outstanding indebtedness to both related and unrelated parties in 2003 and $668,000 in 2002

      Working capital decreased $3,709,886 during the fiscal year ended December 31, 2003 to a deficit of $4,310,324 as compared to a deficit of $600,438 as of December 31, 2002. This decrease is primarily due to an increase in notes payable to $3,495,019 as compared to $587,082 at December 31, 2002 and an increase in accounts payable and accrued expenses to $1,127,833 from $241,030 at December 31, 2002.

      In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note was initially due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (currently $.13 per share as a result of adjustment pursuant to anti dilution provisions of the Convertible Note), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. In November 2003, Trident waived compliance with these covenants until maturity.

      On or about July 29, 2003, we extended the maturity date of the Convertible Note until June 30, 2004 and issued warrants to Trident to purchase 100,000 shares of common stock at an exercise price of $.38 per share (currently $.13 per share as a result of adjustment pursuant to anti dilution provisions of the warrant). We also entered into an amendment to our loan agreement with Trident to obtain an additional $600,000 from Trident pursuant to a second convertible note (the "July Convertible Note") on terms substantially similar to those set forth in the Convertible Note. In connection with the amendment, we issued warrants to Trident to purchase 120,000 shares of common stock at an exercise price of $.38 per share (currently $.13 per share as a result of adjustment pursuant to anti dilution provisions of the warrant). We are required to file a registration statement with the Securities and Exchange Commission to cover the public resale of all shares issuable upon conversion of the Convertible Note, July Convertible Note and exercise of warrants issued to Trident.

      During the fourth quarter of 2002, we raised gross cash proceeds of $1,309,600 through the issuance and sale of our equity securities. We used the proceeds of these offerings to purchase our interests in Louisiana Shelf Partners, L.P. and CSR-WAHA Partners, L.P. In connection with our purchase of an interest in CSR-WAHA, we issued a $1,500,000 note which was initially due April 30, 2003 and subsequently extended to June 30, 2004 in consideration for which we issued 100,000 shares of common stock.

      On March 4, 2003, we issued 5,538,461 shares of our Series A 10% Convertible Preferred Stock (the "Series A Preferred Shares") to Ocean Resources Capital Holdings, Plc. The shares were issued in consideration of our receipt of 4,390,000 ordinary shares of ORCH together with warrants to purchase up to an additional 1,463,000 ordinary shares of ORCH at an exercise price of 75p per ordinary share and the right to exercise warrants to purchase additional ordinary shares of ORCH at an exercise price of 100p per share. During July 2003, we sold all 4,390,000 ordinary shares of ORCH and warrants to purchase 1,463,000 ordinary shares of ORCH stock for gross proceeds of $1,408,136. The ordinary shares of ORCH were eligible for public resale on the Alternative Investment Market of the London Stock Exchange.

      On March 14, 2003, we entered into a loan agreement with ORCH in which ORCH agreed to advance $600,000 against the sale of the ORCH shares. As of February 27, 2004, we owed $456,365 of principal to ORCH. On February 27, 2004, we issued 829,755 shares of our newly designated Series B Convertible Preferred Stock (the "Series B Shares") and warrants to purchase 150,000 shares of common stock to ORCH in consideration of the cancellation of all indebtedness due and owing ORCH. Each Series B Share is immediately convertible at the option of the holder into one share of common stock. In the event of a liquidation, Series B Shares automatically convert into shares of common stock. Except as provided in the Nevada General Corporation Law, holders of Series B Shares have no voting rights. We can redeem the Series B Shares at any time at our option as long as
(i) the average of the closing bid prices of our common stock during the twenty trading days preceding the redemption notice date equals or exceeds $1.00 per share; and (ii) the shares of common stock issuable upon conversion are either subject to an effective registration statement under the Securities Act of 1933, or transferable pursuant to Rule 144(k) promulgated thereunder. The warrants are immediately exercisable at an exercise price of $.55 per share and terminate three years from the date of grant.

      Between January and March, 2004, we raised gross cash proceeds of $230,000 through the issuance and sale of our equity securities consisting of shares of common stock and warrants in a private placement which is continuing.

      The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

      We are in the development stage, have significant debt obligations to repay in 2004, and our current liabilities exceed our current assets. As of the date of this report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls in connection with their investments in APICO, LLC in the approximate amount of $1,800,000 during the first half of 2004 and if not paid within 45 days after the due date, could result in such partnerships being forced to sell their interest for 1% of the total purchase price. Louisiana Shelf Partners, L.P., another limited partnership in which we have an interest, is subject to Capital Calls in the approximate amount of $1,500,000. We also owe approximately $400,000 of drilling costs associated with our interest in CSR Waha Partners, L.P. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. In addition, the $2,070,000 outstanding principal amount of convertible notes payable to Trident and $670,000 note payable to CSOR Preferred Liquidation, LLC are due and payable June 30, 2004 and July 31, 2004, respectively.

      We believe we will need approximately $4,700,000 to sustain operations at current levels and satisfy any capital calls and other related expenses during the next twelve months. This amount does not include an additional $4,300,000 to repay outstanding indebtedness due in 2004. Based on available cash resources, the completion of the current private offering of our common stock and projected revenue from our various oil and gas projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels through December 2004. However, if we locate additional prospects for acquisition, experience cost overruns at our existing prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, and may be required to relinquish our interest in certain prospects.

ITEM 7. FINANCIAL STATEMENTS

      See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      The disclosure required by this Item was previously reported by the Company in its Current Report on Form 8-K dated April 25, 2002, as amended June 7, 2002, and is not being included herein in reliance on Instruction 1 to Item 304 of SEC Regulation SB.

ITEM 8A. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following sets forth certain information about each director and executive officer of the Company.

--------------------------------------------------------------------------------
         NAME                 AGE               POSITIONS HELD
--------------------------------------------------------------------------------
 John B. Connally, III        56         President, CEO and Director
--------------------------------------------------------------------------------
    Cecile T. Coady           51      Secretary, Treasurer and Director
--------------------------------------------------------------------------------
     Wes Franklin             56                   Director
--------------------------------------------------------------------------------

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

      CECILE T. COADY has served as an Officer and Director of the Company since April 19, 2002. Ms. Coady currently serves as the Secretary and Treasurer of the Company and served as its President between April and September 2002. Since 1990, Ms. Coady has served as the President of ESC Consulting Inc., a Pennsylvania based private management consulting firm. Ms. Coady currently serves on the board of directors of Waterloo Ventures, Inc., whose shares are traded on the OTC Bulletin Board.

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

DIRECTORS' AND OFFICERS' TERMS OF OFFICE; AUDIT COMMITTEE FINANCIAL EXPERT

      All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. John B. Connally, III and Cecile T. Coady were elected to the Company's Board of Directors at the Company's annual meeting of stockholders on October 11, 2002 to serve for a term of one year or until their successors are duly elected and qualified. Mr. Franklin was appointed to a newly created directorship to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      Our full Board of Directors acts as our audit committee. No member of our Board of Directors is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act of 1934. As set forth elsewhere in this Report we have a very limited number of employees and consultants, have conducted limited operations and only generated minimal revenue since inception. Our Board of Directors has determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors has concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs associated with retaining such a person.

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

CODE OF ETHICS

      We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

      A copy of the our Code of Ethics is filed herewith as Exhibit 14.1

ITEM 10. EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer and all other executive officers of the Company who earned in excess of $100,000 in compensation during the fiscal years ended December 31, 2002 and 2003. The Company did not pay any compensation to any executive officer in 2001.

                           SUMMARY COMPENSATION TABLE

                                                          SECURITIES
   NAME AND PRINCIPAL          FISCAL                     UNDERLYING
       POSITION                YEAR       SALARY($)        OPTIONS (#)
       --------                ----       ---------        -----------

John B. Connally, III,         2003       48,000             200,000
    President and Chief        2002       26,000
    Executive Officer

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2003


      The following table sets forth all options granted to each named executive officer during the year ended December 31, 2003.

                                                   PERCENT OF TOTAL
                          NUMBER OF SECURITIES    OPTIONS GRANTED TO   EXERCISE
                               UNDERLYING            EMPLOYEES IN        PRICE     EXPIRATION
          NAME               OPTIONS GRANTED         FISCAL YEAR        $/SHARE       DATE
          ----               ---------------         -----------        -------       ----
John B. Connally, III           200,000(1)              100%            $ .65      01/02/2006

                  AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
               DECEMBER 31, 2003 AND FISCAL YEAR-END OPTION VALUE

      The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the year ended December 31, 2003, together with the number and value of stock options held at December 31, 2003, each on an aggregated basis.

=================================================================================================
                                                                                  VALUE OF
                                                              NUMBER OF          UNEXERCISED
                                                             UNEXERCISED        IN-THE-MONEY
                                 NUMBER OF                    OPTIONS AT      OPTIONS AT FISCAL
                                   SHARES                  FISCAL YEAR-END        YEAR-END
                                ACQUIRED ON    VALUE         EXERCISABLE/       EXERCISABLE/
            NAME                  EXERCISE    REALIZED     UNEXERCISABLE(#)   UNEXERCISABLE($)(1)
--------------------------------------------------------------------------------------------------
John B. Connally, III              --           --             200,000/0             0/0
--------------------------------------------------------------------------------------------------

(1) The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on December 31, 2003 was $.24.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 12, 2004, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.

                                                  AMOUNT AND NATURE
                                                    OF BENEFICIAL        PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP(1)        OF CLASS(1)
------------------------------------------------------------------------------------
John B. Connally, III
5858 Westheimer Street                                   200,000(2)         *
Suite 709
Houston, TX 77057
------------------------------------------------------------------------------------
Cecile T. Coady
5858 Westheimer Street                                         0            --
Suite 709
Houston, TX 77057
------------------------------------------------------------------------------------
Wes Franklin
5858 Westheimer Street                                   100,000(3)         *
Suite 708
Houston, TX 77057
------------------------------------------------------------------------------------
Trident Growth Fund, L.P.
F/k/a Gemini Growth Fund, L.P.                        16,618,076(4)         28.1%
700 Gemini
Houston, TX 77058
------------------------------------------------------------------------------------
BP Investment Group, LLC
2400 Fountainview                                     27,692,305(5)         65%
Houston, TX 77057
------------------------------------------------------------------------------------
All officers and directors as a group
(3) persons                                              300,000            *
------------------------------------------------------------------------------------

----------
*Less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 42,459,503 shares of common stock outstanding as of April 12, 2004.

(2) Consists of shares issuable upon exercise of options.

(3) Consists of shares issuable upon exercise of options.

(4) Consists of 15,923,076 shares issuable upon conversion of notes and 545,000 shares issuable upon exercise of warrants. The voting and disposition of these shares are controlled by Scotty D. Cook and Frank DeLape, the managing members of the general partner of Trident Growth Fund, L.P. f/k/a Gemini Growth Fund, LP.

(5) Ernest A. Bartlett is the sole officer and director of FEQ Investments, Inc., which is the sole manager of BP Investment Group, LLC. As a result, these shares are also deemed to be beneficially owned by FEQ Investments, Inc. and Mr. Bartlett.

Change In Control. BP Investments Group, LLC acquired 5,538,461 shares of Series A 10% Convertible Preferred Stock, $.001 par value per share (the "Series A Stock"),on February 27, 2004 from Ocean Resources Capital Holdings PLC, a public limited company organized under the laws of the United Kingdom ("ORCH"), in a private transaction for an aggregate purchase price of $2,000,000, consisting of $100,000 in cash and a Secured Promissory Note in the principal amount of $1,900,000 (the "Note"). On April 12, 2004 the Series A Stock was converted into 27,692,305 shares of Common Stock. $200,000 principal amount of the Note is due and payable on May 27, 2004 and the $1,700,000 balance is due on August 27, 2004. The Note accrues interest at a rate of 5% per annum payable on maturity. The Note is secured by the shares of common stock issued upon conversion of the Series A Stock pursuant to a Pledge Agreement. Upon the occurrence of an event of default under the Note, ORCH has the right to transfer the shares of common stock into its name or take control of and manage all or any of such shares. Accordingly, a default by BP Investments Group, LLC and exercise of available remedies by ORCH could result in a change in control of the Company.

        The following table sets forth, as of December 31, 2003, information with respect to securities authorized for issuance under equity compensation plans.

-------------------------------------------------------------------------------------------------
                              EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------
                                                                                     NUMBER OF
                                                                                     SECURITIES
                                                                                     REMAINING
                                                                                   AVAILABLE FOR
                                                  NUMBER OF     WEIGHTED-AVERAGE  FUTURE ISSUANCE
                                                SECURITIES TO      EXERCISE         UNDER EQUITY
                                                BE ISSUED UPON     PRICE OF         COMPENSATION
                                                 EXERCISE OF      OUTSTANDING          PLANS
                                                 OUTSTANDING       OPTIONS,          (EXCLUDING
                                                   OPTIONS,      WARRANTS AND        SECURITIES
                                                 WARRANTS AND       RIGHTS          REFLECTED IN
                                                    RIGHTS            (B)           COLUMN (A))
                                                     (A)                                (C)
-------------------------------------------------------------------------------------------------
Equity compensation plans approved by                 0               Not              0
    security holders                                              applicable
-------------------------------------------------------------------------------------------------
Equity compensation plans not approved by           325,000          $.63              0
    security holders

-------------------------------------------------------------------------------------------------
        Total                                       325,000          $.63              0
-------------------------------------------------------------------------------------------------

      The Company does not have any equity compensation plans. The Company has issued options and warrants to its directors, officers and consultants and intends to continue to issue such securities to such persons in the future.

      Options and warrants have been issued at exercise prices equal to or in excess of the closing market price of the Company's common stock of the date of grant, with terms ranging from 2 to 3 years and which are exercisable in full on the date of grant. In the event of a Change In Control, most of the options and warrants require the Company to deliver written notice to each optionee fifteen (15) days prior to the occurrence of a Change in Control, during which time such options or warrants may be exercised. Thereafter, options and warrants which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the options and warrants, a "Change In Control" is defined to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger, reorganization or consolidation in which the Company is acquired by another person or entity (other than a holding company formed by the Company); or (iv) the sale in a single transaction or a series of related transactions of voting stock representing more than fifty percent (50%) of the voting power of all outstanding shares of the Company to any person or persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

      On January 31, 2003, the Company granted non-qualified stock options to purchase an aggregate of 200,000 shares of common at an exercise price of $.65 per share stock to Mark A. Bush and Wes Franklin upon their appointment as directors of the Company. On January 31, 2003, the Company granted non-qualified stock options to purchase 200,000 shares of common stock at an exercise price of $.65 per share to John B. Connally, III. The options are exercisable in full and terminate on the earlier of January 30, 2006 or 90 days after cessation of service with the Company.

WAIVER OF DEFAULT FROM TRIDENT GROWTH FUND, L.P.

      The Company failed to comply with three financial covenants contained in the $1,500,000 Convertible Note (the "Note") issued to Trident Growth Fund, L.P. Trident granted a waiver of compliance with such covenants for a six month period ending January 13, 2003 which was subsequently extended for an additional six months until July 13, 2003 in consideration of the issuance options to purchase 25,000 shares of common stock at an exercise price of $.55 per share (currently $.13 as a result of antidilution provisions). The warrants are immediately exercisable and terminate April 30, 2012. In addition, the Company is obligated to file a registration statement permitting the public resale of shares of Common Stock issuable upon conversion of the Note and cause registration statement to be declared effective during October, 2002. Failure to do so results in a penalty consisting of the issuance of shares each month equal to .1% of the Company's outstanding shares. Trident waived the penalty. In November 2003, Trident granted a further waiver of compliance with such covenants until the maturity date of the Note.

LS GAS, LLC

      LS Gas, LLC, a Delaware limited liability company, serves as the general partner Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"). FEQ Investments, Inc., a principal shareholder of the company, owns a 20% membership interest in LS Gas, LLC. On December 31, 2002, the Company purchased a 9.4% limited partnership interest in Louisiana Shelf for $256,500 and became a party to the Limited Partnership Agreement of Louisiana Shelf Partners, L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 60% to the limited partners and 40% to LS Gas, LLC, as the general partner. Mr. Bush became director of the Company on January 23, 2003.

PHT GAS, LLC.

      PHT Gas, LLC, a Delaware limited liability company, serves as the general partner of PHT Partners, L.P., ("PHT L.P."), PH Gas, L.P. ("PH Gas L.P."), BPK South Valentine Partners, L.P. ("BPKS L.P."), and CSR-Hackberry Partners, L.P. ("CSR"). FEQ Investments, Inc., a principal shareholder of the Company, owns a 45% membership interest in PHT Gas, LLC.

      On July 16, 2002, the Company purchased a 42% limited partnership interest (subsequently reduced to 30.1% as a result of the addition of additional limited partners) in PH Gas, L.P. for $150,000 and an additional contribution of $103,000 in 2003 and became party to the Limited Partnership Agreement of PH Gas L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 90% to the limited partners and 10% to PHT Gas, LLC as the general partner.

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

      On October 17, 2002, the Company purchased a 99% limited partnership interest in BPKS L.P. for $158,400 and became a party to the Limited Partnership Agreement of BPKS L.P. In 2003, the Company contributed another $26,493. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 50% to the limited partners and 50% to PHT Gas, LLC as the general partner.

CSR, LLC

      CSR, LLC serves as the general partner of CSR-WAHA Partners, L.P., a Delaware limited partnership ("CSRWAHA"). FEQ Investments, Inc., a principal shareholder of the Company, owns a 50% membership interest in CSR, LLC. On January 15, 2003, the Company purchased the 99% limited partnership interest in CSRWAHA from CSOR for $2,118,000 and became a party to the Limited Partnership Agreement of CSRWAHA. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 80% to the limited partners and 20% to CSR, LLC as the general partner.

CONSULTING AGREEMENT WITH ESC CONSULTING SERVICES, CORP.

      On May 31, 2002, the Company entered into a three (3) year consulting agreement with ESC Consulting Services, Corp. to provide management services to the Company in consideration of monthly consulting fees in the amount of $6,000. Cecile T. Coady is the sole owner of ESC Consulting Services, Corp. During 2002 and 2003, the Company accrued consulting fees under the agreement of $48,000 and $63,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this Report. Portions of
Item 13 are submitted as separate sections of this Report:

      (1)   Financial statements filed as part of this Report:

            Report of Independent Certified Public Accountants

            Balance Sheets at December 31, 2003 and 2002

            Statement of Operations - Years ended December 31, 2003 and 2002 and April 2, 1997 (date of inception) through December 31, 2003

            Statement of Shareholders' Deficit - Years ended December 31, 2003 and 2002 and April 2, 1997 (date of inception) through December 31, 2003

            Statements of Cash Flows - Years ended December 31, 2003 and 2002 and April 2, 1997 (date of inception) through December 31, 2003

            Notes to Financial Statements

      (2)   The following exhibits are filed as part of this Report:

---------------------------------------------------------------------------------------------
  Exhibit No.                   Exhibit                          Method of Filing
---------------------------------------------------------------------------------------------
      3.1         Articles of Incorporation            Incorporated by reference to Exhibit
                                                       3.1 to the Registrant's Registration
                                                       Statement on Form 10-SB dated
                                                       December 20, 1999
---------------------------------------------------------------------------------------------
      3.2         Bylaws                               Incorporated by reference to Exhibit
                                                       3.2 to the Registrant's Registration
                                                       Statement on Form 10-SB dated
                                                       December 20, 1999
---------------------------------------------------------------------------------------------
      3.3         Certificate of Amendment to          Incorporated by reference to Exhibit
                  Articles of Incorporation filed      3.3 to the Registrant's Quarterly
                  October 21, 2002                     Report on Form 10-QSB for the
                                                       Quarter Ended September 30, 2002
---------------------------------------------------------------------------------------------
      3.4         Certificate of Designation of        Incorporated by reference to Exhibit
                  Series A 10% Convertible Preferred   3.4 to the Registrants Annual Report
                  Stock                                on Form 10-KSB for the Year Ended
                                                       December 31, 2003
---------------------------------------------------------------------------------------------
      3.5         Certificate of Designation of        Filed herewith
                  Series B Convertible Preferred
                  Stock
---------------------------------------------------------------------------------------------
      3.6         Amended and Restated Certificate     Filed herewith
                  of Designation of Series A 10%
                  Convertible Preferred Stock
---------------------------------------------------------------------------------------------
      10.1        Partial Assignment of Oil, Gas and   Incorporated by reference to Exhibit
                  Mineral Lease by and between         10.2 to the Company's Current Report
                  Touchstone Resources, Inc. and the   on Form 8-K dated May 13, 2002
                  Company dated April 25, 2002
---------------------------------------------------------------------------------------------
      10.2        Agreement of Limited Partnership     Incorporated by reference to Exhibit
                  of Touchstone Resources - 2001       10.3 to the Company's Current Report
                  Hackberry Drilling Fund, L.P.        on Form 8-K dated May 13, 2002
---------------------------------------------------------------------------------------------
      10.3        Loan Agreement dated April 25,       Incorporated by reference to Exhibit
                  2002 by and between the Company      10.6 to the Company's Quarterly
                  and Gemini Growth Fund, LP           dated Report on Form 10-QSB for the
                  November 21, 2001                    quarter ended June 30, 2002
---------------------------------------------------------------------------------------------
      10.4        12% Secured Convertible Note dated   Incorporated by reference to Exhibit
                  April 25, 2002, issued to Gemini     4.2 to the Company's Quarterly
                  Growth Fund, L.P.                    Report on Form 10-QSB for the
                                                       quarter ended June 30, 2002
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Exhibit No.                   Exhibit                          Method of Filing
---------------------------------------------------------------------------------------------
      10.5        Warrant to purchase 150,000 shares   Incorporated by reference to Exhibit
                  of Common Stock dated April 25,      4.3 to the Company's Quarterly
                  2002,issued to Gemini Growth Fund,   Report on Form 10-QSB for the
                  L.P.                                 quarter ended June 30, 2002
---------------------------------------------------------------------------------------------
      10.6        Security Agreement dated April 25,   Incorporated by reference to Exhibit
                  2002, by and between the Company     10.7 to the Company's Quarterly
                  and Gemini Growth Fund, L.P.         Report on Form 10-QSB for the
                                                       quarter ended June 30, 2002.
---------------------------------------------------------------------------------------------
      10.7        Option to Purchase 100,000 Shares    Incorporated by reference to Exhibit
                  of Common Stock issued to Mark A.    10.6 to the Company's Annual Report
                  Bush                                 on Form 10-KSB for the year ended
                                                       December 31, 2002.
---------------------------------------------------------------------------------------------
      10.8        Option to Purchase 100,000 Shares    Incorporated by reference to Exhibit
                  of Common Stock issued to Wes        10.7 to the Company's Annual Report
                  Franklin                             on Form 10-KSB for the year ended
                                                       December 31, 2002.
---------------------------------------------------------------------------------------------
      10.9        Option to Purchase 200,000 Shares    Incorporated by reference to Exhibit
                  of Common Stock issued to John B.    10.8 to the Company's Annual Report
                  Connally, III                        on Form 10-KSB for the year ended
                                                       December 31, 2002.
---------------------------------------------------------------------------------------------
     10.10        Form of Investment Agreement by Incorporated by reference to
                  Exhibit and between the Company and Ocean 10.10 to the
                  Company's Annual Report Resources Capital Holdings, PLC on
                  Form 10-KSB for the year ended dated February 21, 2002
                  December 31, 2002.
---------------------------------------------------------------------------------------------
     10.11        Limited Partnership Agreement of     Incorporated by reference to Exhibit
                  PH GAS, LP dated July 16, 2002       10.11 to the Company's Quarterly
                                                       Report on Form 10-QSB for the
                                                       quarter ended March 31, 2003
---------------------------------------------------------------------------------------------
     10.12        Amendment to the Limited             Incorporated by reference to Exhibit
                  Partnership Agreement of PH GAS,     10.12 to the Company's Quarterly
                  LP dated April 26, 2003              Report on Form 10-QSB for the
                                                       quarter ended March 31, 2003
---------------------------------------------------------------------------------------------
     10.13        Limited Partnership Agreement of     Incorporated by reference to Exhibit
                  CSR-Hackbery Partners, L.P. dated    10.13 to the Company's Quarterly
                  July 31, 2002                        Report on Form 10-QSB for the
                                                       quarter ended March 31, 2003
---------------------------------------------------------------------------------------------
     10.14        Limited Partnership Agreement of     Incorporated by reference to Exhibit
                  PHT Partners, L.P. dated August      10.14 to the Company's Quarterly
                  14, 2002                             Report on Form 10-QSB for the
                                                       quarter ended March 31, 2003
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Exhibit No.                   Exhibit                          Method of Filing
---------------------------------------------------------------------------------------------
     10.15        Limited Partnership Agreement of     Incorporated by reference to Exhibit
                  CSR-WAHA Partners, LP dated June     10.15 to the Company's Quarterly
                  27, 2002                             Report on Form 10-QSB for the
                                                       quarter ended March 31, 2003
---------------------------------------------------------------------------------------------
     10.16        Amendment to The Limited             Incorporated by reference to Exhibit
                  Partnership Agreement of CSR-WAHA    10.16 to the Company's Quarterly
                  Partners, L.P. dated January 15,     Report on Form 10-QSB for the
                  2003                                 quarter ended March 31, 2003
---------------------------------------------------------------------------------------------
     10.17        Limited Partnership Agreement of     Incorporated by reference to Exhibit
                  Louisiana Shelf Partners, L.P.       10.17 to the Company's Quarterly
                  dated December 31, 2002              Report on Form 10-QSB for the
                                                       quarter ended March 31, 2003
---------------------------------------------------------------------------------------------
     10.18        10% Promissory Note dated January    Incorporated by reference to Exhibit
                  15, 2003, issued to Continental      4.3 to the Company's Annual Report
                  Southern Resources, Inc.             on Form 10-KSB for the year ended
                                                       December 31, 2002.
---------------------------------------------------------------------------------------------
     10.19        First Amendment to Loan Agreement    Incorporated by reference to Exhibit
                  dated July 29, 2003, by and          10.19 to the Company's Quarterly
                  between the Company and Trident      Report on Form 10-QSB for the
                  Growth Fund, L.P.                    quarter ended June 30, 2003
---------------------------------------------------------------------------------------------
     10.20        12% Secured Convertible Note dated   Incorporated by reference to Exhibit
                  July 29, 2003, issued to Trident     10.20 to the Company's Quarterly
                  Growth Fund, L.P.                    Report on Form 10-QSB for the
                                                       quarter ended June 30, 2003
---------------------------------------------------------------------------------------------
     10.21        First Amended Security Agreement     Incorporated by reference to Exhibit
                  dated July 29, 2003, by and          10.21 to the Company's Quarterly
                  between the Company and Trident      Report on Form 10-QSB for the
                  Growth Fund, L.P.                    quarter ended June 30, 2003
---------------------------------------------------------------------------------------------
     10.22        First Amendment to 12% Secured       Incorporated by reference to Exhibit
                  Convertible Note (such original      10.22 to the Company's Quarterly
                  note dated April 25, 2002), dated    Report on Form 10-QSB for the
                  July 29, 2003, issued to Trident     quarter ended June 30, 2003
                  Growth Fund, L.P.
---------------------------------------------------------------------------------------------
     10.23        Warrants to purchase 120,000         Incorporated by reference to Exhibit
                  shares of Common Stock, dated July   10.23 to the Company's Quarterly
                  29, 2003, issued to Trident Growth   Report on Form 10-QSB for the
                  Fund, L.P.                           quarter ended June 30, 2003
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Exhibit No.                   Exhibit                          Method of Filing
---------------------------------------------------------------------------------------------
     10.24        Warrants to purchase 100,000         Incorporated by reference to Exhibit
                  shares of Common Stock, dated July   10.24 to the Company's Quarterly
                  29, 2003, issued to Trident Growth   Report on Form 10-QSB for the
                  Fund, L.P.                           quarter ended June 30, 2003
---------------------------------------------------------------------------------------------
     10.25        First Amendment to Warrants to       Incorporated by reference to Exhibit
                  purchase 150,000 shares of Common    10.25 to the Company's Quarterly
                  Stock, dated July 29, 2003, issued   Report on Form 10-QSB for the
                  to Trident Growth Fund, L.P.         quarter ended June 30, 2003
---------------------------------------------------------------------------------------------
      14.1        Code of Business Conduct and         Filed Herewith
                  Ethics
---------------------------------------------------------------------------------------------
       21         Subsidiaries of the Registrant       Filed herewith
---------------------------------------------------------------------------------------------
      31.1        Certificate of CEO of Registrant     Filed herewith
                  required by Rule 13a-14(a) under
                  the Securities Exchange Act of
                  1934, as amended
---------------------------------------------------------------------------------------------
      31.2        Certificate of Treasurer of          Filed herewith
                  Registrant required by Rule
                  13a-14(a) under the Securities
                  Exchange Act of 1934, as amended
---------------------------------------------------------------------------------------------
      32.1        Certificate of CEO of Registrant     Filed herewith
                  required by Rule 13a-14(b) under
                  the Securities Exchange Act of
                  1934, as amended
---------------------------------------------------------------------------------------------
      32.2        Certificate of Treasurer of          Filed herewith
                  Registrant required by Rule
                  13a-14(b) under the Securities
                  Exchange Act of 1934, as amended
---------------------------------------------------------------------------------------------

(b) Reports on Form 8-K.

      None.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The following table presents fees for professional audit services by L.J. Soldinger Associates for the audit of the Company's annual financial statements for 2003 and 2002, and fees billed for other services rendered by L J Soldinger Associates, LLC.

                                                      2003                2002

Audit Fees:                                         $199,000            $188,372

Audit-Related Fees:

Tax Fees:                                           $ 10,000            $  8,195

All Other Fees:                                           --                  --
                                                    --------            --------
Total Fees                                          $209,000            $196,567
                                                    ========            ========

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by L J Soldinger Associates, LLC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

      Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, the annual scope of accounting services to be performed and the related fee estimates. During 2003, all audit and non-audit services performed by L J Soldinger Associates, LLC for us were pre-approved by our Board of Directors.

                               BPK RESOURCES, INC.

                          (A DEVELOPMENT STAGE ENTITY)

                        INDEX TO THE FINANCIAL STATEMENTS

Independent Auditors' Report L J Soldinger Associates                        F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                       F-11

Notes to Consolidated Financial Statements                                  F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
BPK Resources, Inc.
Houston, Texas

We have audited the consolidated balance sheet of BPK Resources, Inc. (a development stage enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPK Resources, Inc. as of December 31, 2003 and 2002, and the consolidated results of operations, stockholders' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception. Also, the Company does not have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also as discussed in Notes 2 and 13 to the financial statements, the Company changed its method of accounting for its Series A Preferred Stock which is subject to mandatory redemption features, and implemented the accounting required under the provisions of Statement of Financial Accounting Standards No.150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
April 11, 2004

                               BPK RESOURCES, INC.

                          (A DEVELOPMENT STAGE ENTITY)

                           Consolidated Balance Sheets

                        ASSETS

                                                                            December 31,
                                                                   -----------------------------
                                                                       2003             2002
                                                                   ------------     ------------
Current Assets

  Cash and cash equivalents                                        $     15,832     $     26,980
  Accounts receivable                                                    15,050             --
  Accounts receivable - related party                                   154,926           52,840
  Notes and interest receivable                                          64,309           53,340
  Prepaid expenses                                                       87,421          119,524
                                                                   ------------     ------------

Total Current Assets                                                    337,538          252,684

Developed Oil and Gas Interests Net, Using Successful Efforts            46,617          154,665
Oil and Gas Properties, Costs Not Being Amortized                       310,991             --
Investment in Limited Partnership                                       940,667          520,195
Marketable Securities                                                      --             51,761
                                                                   ------------     ------------

                                                                   $  1,635,813     $    979,305
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and accrued expenses                            $    735,126     $    241,030
  Accounts payable and accrued expenses - related party                 392,707             --
  Payables for oil and gas interest - related party                      25,010           25,010
  Notes payable                                                           8,178            1,000
  Notes payable - related party                                       1,178,365          305,000
  Dividends payable on Series A preferred stock                         309,708             --
  Convertible debentures, net of discounts                            1,998,768          281,082
                                                                   ------------     ------------

Total Current Liabilities                                             4,647,862          853,122
Series A Preferred Stock, Subject to Mandatory Redemption             3,600,000             --
                                                                   ------------     ------------

Total Liabilities                                                     8,247,862          853,122
                                                                   ------------     ------------
Commitments and Contingencies

Minority Interest                                                          --               --

Stockholders' Deficit
  Preferred stock, $.001 par value authorized 10,000,000
  shares; 5,538,461 and none issued and outstanding as
  of December 31, 2003 and December 31, 2002, respectively                 --               --

  Common stock, $.001 par value; authorized 100,000,000 shares;
    14,617,198 and 13,817,198 shares issued and outstanding at
    2003 and 2002, respectively                                          14,617           13,817
  Additional paid-in capital                                          3,755,008        3,076,661
  Deferred compensation                                                  (2,083)         (44,000)
  Subscription receivable                                                  --           (305,000)
  Accumulated other comprehensive loss                                     --            (78,677)

  Deficit accumulated during development stage                      (10,379,591)      (2,536,618)
                                                                   ------------     ------------

Total Stockholders' Equity (Deficit)                                 (6,612,049)         126,183
                                                                   ------------     ------------

                                                                   $  1,635,813     $    979,305
                                                                   ============     ============

The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.

                          (A DEVELOPMENT STAGE ENTITY)

                      Consolidated Statements of Operations

                                                                        For the Years            April 2, 1997
                                                                      Ended December 31,        (Inception) to
                                                                -----------------------------     December 31,
                                                                    2003             2002             2003
                                                                ------------     ------------     ------------
Revenues                                                        $    257,776     $    160,967     $    418,743
                                                                ------------     ------------     ------------

Operating Expenses

  Production expenses                                                121,869           81,642          203,511
  Depletion and amortization                                         102,513          345,608          448,271
  Impaired properties                                              2,185,625          350,354        2,535,979
  General and administrative - related party                         135,630           54,000          189,630
  General and administrative                                       1,015,867          357,278        1,639,939
                                                                ------------     ------------     ------------

Total Operating Expenses                                           3,561,504        1,188,882        5,017,330
                                                                ------------     ------------     ------------

Loss From Operations                                              (3,303,728)      (1,027,915)      (4,598,587)
                                                                ------------     ------------     ------------

Other (Income) Expense

  Interest income                                                     (5,323)         (36,498)         (41,821)

  Interest expense                                                 1,655,822          470,053        2,453,610
  Interest expense - Series A Preferred                              181,489             --            181,489
  Loss on sale of stock                                            2,664,573             --          2,664,573
  Partnership investment loss                                        565,929          480,469        1,046,398
                                                                ------------     ------------     ------------

Total Other Expenses                                               5,062,490          914,024        6,304,249
                                                                ------------     ------------     ------------

Loss Before Minority Interest                                     (8,366,218)      (1,941,939)     (10,902,836)

Minority Interest                                                      3,700             --              3,700
                                                                ------------     ------------     ------------

Net Loss After Minority Interest                                  (8,362,518)      (1,941,939)     (10,899,136)

Cumulative Effect of Change in Accounting                           (647,764)            --           (647,764)
Principle
                                                                ------------     ------------     ------------

Net Loss                                                          (7,714,754)      (1,941,939)     (10,251,372)

Preferred Dividend on Series A                                       128,219             --            128,219
                                                                ------------     ------------     ------------

Net Loss to Common Stockholders                                 $ (7,842,973)    $ (1,941,939)    $(10,379,591)
                                                                ============     ============     ============

Basic and Diluted Loss per Common Share                         $      (0.54)    $      (0.17)
                                                                ============     ============

Basic and Diluted Weighted Average Common Shares Outstanding      14,520,760       11,710,283
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                                           Accumulated
                                                                Additional    Other
                                         Common Stock            Paid-In  Comprehensive Subscription  Deferred
                                      Shares       Amount        Capital       Loss      Receivable  Compensation
                                   -----------   -----------   -----------    ------    ------------ ------------
Balance at December 31, 1998         1,500,000   $     1,500   $    16,574    $   --       $   --       $   --

Net Loss                                    --            --            --        --           --           --
                                   -----------   -----------   -----------    ------       ------       ------

Balance at December 31, 1999         1,500,000         1,500        16,574        --           --           --

Common stock issued for cash,
 January 21, 2000                   10,000,000        10,000        10,000        --           --           --

Net Loss                                    --            --            --        --           --           --
                                   -----------   -----------   -----------    ------       ------       ------

Balance at December 31, 2000        11,500,000        11,500        26,574        --           --           --

Beneficial conversion discount
 and warrants to purchase
 310,000 shares of common
 Stock at $1.25 issued in
 connection with the
 convertible notes payable                  --            --       310,000        --           --           --

Net Loss                                    --            --            --        --           --           --
                                   -----------   -----------   -----------    ------       ------       ------

Balance at December 31, 2001        11,500,000        11,500       336,574        --           --           --

Officer's contributed services
 April 2002 through

 September 2002                             --            --        10,000        --           --           --

Warrants to purchase 300,000
 shares of common stock at
 $1.00 issued in connection
 with the convertible note
 payable                                    --            --       225,000        --           --           --

Issuance of common stock at
 $0.55 per share in October -
 December 2002 private placement     1,614,528         1,614       886,386        --           --           --

Commissions on $0.55 per share
 private placement                          --            --       (85,500)       --           --           --

Issuance of common stock at
 $0.60 per share in November and
 December 2002 private placement       702,670           703       420,897        --           --           --

Commissions on $0.60 per share
 private placement                          --            --       (35,000)       --           --           --
                                   -----------   -----------   -----------    ------       ------       ------

 Balance to be brought forward      13,817,198   $    13,817   $ 1,758,357    $   --       $   --       $   --
                                   -----------   -----------   -----------    ------       ------       ------

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                   Deficit
                                                 Accumulated
                                                  During the                     Total
                                                 Development                 Comprehensive
                                                    Stage           Total        Loss
                                                 -----------    -----------  -------------
Balance at December 31, 1998                     $   (17,976)   $        98

Net Loss                                              (1,598)        (1,598)
                                                 -----------    -----------

Balance at December 31, 1999                         (19,574)        (1,500)

Common stock issued for cash,
 January 21, 2000                                         --         20,000

Net Loss                                             (21,600)       (21,600)
                                                 -----------    -----------

Balance at December 31, 2000                         (41,174)        (3,100)

Beneficial conversion discount and
 warrants to purchase 310,000 shares of common
 stock at $1.25 issued in connection with the
 convertible notes payable                                --        310,000

Net Loss                                            (553,505)      (553,505)
                                                 -----------    -----------

Balance at December 31, 2001                        (594,679)      (246,605)

Officer's contributed services
 April 2002 through
 September 2002                                           --         10,000

Warrants to purchase 300,000 shares of
 common stock at $1.00 issued in
 connection with the convertible note
 payable                                                  --        225,000

Issuance of common stock at
 $0.55 per share in October -
 December 2002 private placement                          --        888,000

Commissions on $0.55 per share
 private placement                                        --        (85,500)

Issuance of common stock at
 $0.60 per share in November and
 December 2002 private placement                          --        421,600

Commissions on $0.60 per share
 private placement                                        --        (35,000)
                                                 -----------    -----------
Balance to be brought forward                    $  (594,679)   $ 1,177,495
                                                 -----------    -----------

The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                                          Accumulated
                                        Common Stock        Additional       Other
                                  ---------------------      Paid-In     Comprehensive  Subscription    Deferred
                                     Shares       Amount     Capital         Loss         Receivable  Compensation
                                     ------       ------     -------         ----         ----------  ------------
Balance brought forward            13,817,198  $    13,817  $ 1,758,357   $        --   $        --   $        --

Legal fees incurred for
 private placement                         --           --       (4,696)           --            --            --

Debt discount in connection
 with reset provision with the
 convertible notes payable                 --           --    1,275,000            --            --            --

Option issued for consulting
 services to purchase 200,000
 shares of common stock                    --           --       48,000            --            --       (48,000)

Amortization of warrants issued
 in connection with consulting
 services                                  --           --           --            --            --         4,000

Subscription receivable on $0.55
 per share private placement               --           --           --            --      (305,000)           --

COMPREHENSIVE LOSS

Other comprehensive loss:

  Net Loss                                 --           --           --            --            --            --

  Unrealized loss
  available-for-sale
   securities                              --           --           --       (78,677)           --            --
                                   ----------  -----------  -----------   -----------   -----------   -----------

   Total Comprehensive Loss

Balance at December 31, 2002       13,817,198  $    13,817  $ 3,076,661   $   (78,677)  $  (305,000)  $   (44,000)
                                   ==========  ===========  ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                          Deficit
                                         Accumulated
                                         During the                       Total
                                         Development                  Comprehensive
                                            Stage          Total          Loss
                                        ------------    -----------   -------------
Balance brought forward                 $  (594,679)    $ 1,177,495

Legal fees incurred for
 private placement                               --          (4,696)

Debt discount in connection
 with reset provision with the
 convertible notes payable                       --       1,275,000

Option issued for consulting
 services to purchase 200,000
 shares of common stock                          --              --

Amortization of warrants issued
 in connection with consulting
 services                                        --           4,000

Subscription receivable on $0.55
 per share private placement                     --        (305,000)

COMPREHENSIVE LOSS

Other comprehensive loss:

  Net Loss                               (1,941,939)     (1,941,939)       (1,941,939)

  Unrealized loss
  available-for-sale
   securities                                    --         (78,677)          (78,677)
                                        ------------    -----------       -----------
   Total Comprehensive Loss
                                                                          $(2,020,616)
                                                                          ===========
Balance at December 31, 2002            $(2,536,618)    $   126,183
                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                                                Accumulated
                                             Common Stock         Additional       Other
                                     --------------------------    Paid-In     Comprehensive   Subscription    Deferred
                                          Shares       Amount      Capital         Loss         Receivable   Compensation
                                     ------------------------------------------------------------------------------------
Balance, December 31, 2002              13,817,198   $   13,817   $3,076,661    $  (78,677)   $ (305,000)   $  (44,000)

Issuance of common stock for
 purchase of CSR-Waha 1/15/03
 at $0.78 per share                        600,000          600      467,400            --            --            --

Payment of subscription receivable
January 2003                                    --           --           --            --       305,000            --

Options issued to Rhodes Ventures to
 purchase 400,000 shares of common
 stock at $0.68 issued
 in connection with Series A
 Preferred stock                                --           --           --            --            --            --

Offering costs pad in connection
 with Series A
 Preferred stock issuance                       --           --      (97,500)           --            --            --

Warrants issued to Trident in March
 2003, to purchase 25,000 shares of
 common stock at $0.38 issued as
 inducement to waive the
 financial covenants of its
 $1,500,000 loan                                --           --       15,000            --            --            --

Warrants issued to Trident in July
 2003, to purchase 100,000 shares of
 common stock at $0.38 issued as
 inducement to extend the maturity
 date of the $1,500,000 Trident note
 payable                                        --           --       38,200            --            --            --

Warrants issued to Trident in July
 2003, to purchase 120,000 shares of
 common stock at $0.38 issued as
 loan inducement in connection
 with $600,000 note                             --           --       39,600            --            --            --

Debt discount in connection with
 beneficial conversion feature on
 Trident $600,000 note                          --           --      118,547            --            --            --

Options to purchase 25,000 shares
 of common stock at $0.40 issued
 to Echotech in July 2003
 for consulting services                        --           --        4,300            --            --            --

Options issued to directors to
 purchase 400,000 shares of
 common stock at $0.65 January 2003             --           --        4,000            --            --        (4,000)

Issuance of common stock for CSOR
 promissory note extension                 100,000          100       46,900            --            --            --

Issuance of common stock for
 purchase of LS Gas interest
 from Touchstone                           100,000          100       41,900            --            --            --

Amortization of deferred compensation           --           --           --            --            --        45,917

COMPREHENSIVE LOSS

Other comprehensive loss:

  Net Loss                                      --           --           --            --            --            --

  Reclassification of realized gain
  on securities                                 --           --           --        78,677            --            --
                                        ----------   ----------   ----------    ----------    ----------    ----------

Total comprehensive loss

Balance at December 31, 2003            14,617,198   $   14,617   $3,755,008    $       --    $       --    $   (2,083)
                                        ==========   ==========   ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity

                                                               Deficit
                                                             Accumulated
                                                             During the                        Total
                                                             Development                   Comprehensive
                                                                Stage          Total           Loss
                                                            ------------    ------------   -------------
Balance, December 31, 2002                                  $ (2,536,618)   $    126,183    $         --

Issuance of common stock for purchase of
 CSR-Waha 1/15/03 at $0.78 per share                                  --         468,000              --

Payment of subscription receivable - January 2003                     --         305,000              --

Options issued to Rhodes Ventures to
 purchase 400,000 shares of common stock at
 $0.68 issued in connection with Series A Preferred stock             --              --              --

Offering costs pad in connection with
 Series A Preferred stock issuance                                    --         (97,500)             --

Warrants issued to Trident in March
 2003, to purchase 25,000 shares of common stock
 at $0.38 issued as inducement to waive
 the financial covenants of its $1,500,000 loan                       --          15,000              --

Warrants issued to Trident in July
 2003, to purchase 100,000 shares of
 common stock at $0.38 issued as inducement to extend
 the maturity date of the $1,500,000 Trident note
 payable                                                              --          38,200              --

Warrants issued to Trident in July
 2003, to purchase 120,000 shares of common
 stock at $0.38 issued as loan inducement in
 connection with $600,000 note                                        --          39,600              --

Debt discount in connection with
 beneficial conversion feature on Trident $600,000 note               --         118,547              --

Options to purchase 25,000 shares of
 common stock at $0.40 issued to Echotech in
 July 2003 for consulting services                                    --           4,300              --

Options issued to directors to purchase
 400,000 shares of common stock at $0.65 - January 2003               --              --              --

Issuance of common stock for CSOR
 promissory note extension                                            --          47,000              --

Issuance of common stock for purchase of
 LS Gas interest from Touchstone                                      --          42,000              --

Amortization of deferred compensation                                 --          45,917              --

COMPREHENSIVE LOSS

Other comprehensive loss:

  Net Loss                                                    (7,842,973)     (7,842,973)     (7,842,973)

  Reclassification of realized gain on securities                     --          78,677          78,677
                                                            ------------    ------------   -------------

Total comprehensive loss                                                                    $ (7,764,296)
                                                                                            ============

Balance at December 31, 2003                                $(10,379,591)   $ (6,612,049)
                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                                                                     Part 1 of 2

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Cash Flows

                                                               For the Years           April 2, 1997
                                                             Ended December 31,        (Inception) to
                                                        ----------------------------   December 31,
                                                            2003            2002            2003
                                                        ------------    ------------    ------------
Cash Flows from Operating Activities

Net loss                                                $ (7,842,973)   $ (1,941,939)   $(10,379,591)

Adjustments to reconcile net loss to net cash used in
 operating activities
   Bad debt                                                       --          12,121          12,121
   Depletion                                                 102,513         345,608         448,121
   Non cash payment of interest                              181,489         (33,159)        148,330
   Options issued for services                                 4,300              --           4,300
   Amortization of deferred compensation                      45,917           4,000          49,917
   Warrants issued in connection with loan covenant           15,000              --          15,000
   waiver
   Officer's contributed services April 2002 through
    September 2002                                                --          10,000          10,000
   Minority interest                                          (3,700)             --          (3,700)
   Amortization of note payable discount and loan costs    1,377,640         316,703       2,004,343
   Loss on sales of marketable securities                  2,664,573              --       2,664,573
   Cumulative Effect of Change in Accounting
   Principle                                                (647,764)             --        (647,764)
   Impairment and abandonment of proved properties         2,185,625         350,354       2,535,979
   Equity loss in partnership investments                    565,929         496,643       1,062,572
Changes in assets and liabilities
   Accounts receivable                                      (122,456)        (56,180)       (178,636)
   Prepaid expenses                                           15,497         (75,000)        (59,503)
   Accounts payable and accrued expenses                     573,697          87,389         832,438
                                                        ------------    ------------    ------------
Net Cash Used in Operating Activities                       (884,713)       (483,460)     (1,481,500)
                                                        ------------    ------------    ------------

Cash Flows from Investing Activities

   Advances                                                       --              --        (242,700)
   Loan to related party                                     (13,650)             --         (13,650)
   Repayment from unrelated party                             26,000         140,600         166,600
   Loan to unrelated party                                        --         (50,000)        (50,000)
   Purchase of limited partnership, net of cash
    assumed                                                 (146,821)             --        (146,821)
   Purchase of oil and gas interests                              --        (850,627)       (850,627)
   Investment in limited partnerships                       (917,890)     (1,016,838)     (1,934,728)
   Purchase of marketable securities                         (22,268)             --         (22,268)
   Proceeds from sale of marketable securities             1,735,897              --       1,735,897
   Distributions from limited partnerships                    37,232              --          37,232
                                                        ------------    ------------    ------------
Net Cash Used in Investing Activities                   $    698,500    $ (1,776,865)   $ (1,321,065)
                                                        ------------    ------------    ------------

The accompanying notes are an integral part of these financial statements.

                                                                     Part 2 of 2

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Cash Flows

                                                             For the Years          April 2, 1997
                                                           Ended December 31,       (Inception) to
                                                        ------------------------     December 31,
                                                           2003           2002           2003
                                                       -----------    -----------    -----------
Cash Flows from Financing Activities
   Issuance of debt                                    $   504,000    $ 1,430,854    $ 2,252,854
   Issuance of debt - related party                      1,187,053        645,000      1,832,053
   Repayment of debt                                      (470,000)      (318,000)      (788,000)
   Repayment of debt - related party                    (1,256,688)      (350,000)    (1,606,688)
   Offering costs paid                                     (97,500)            --        (97,500)
   Issuance of common stock and collection of
    subscription receivable, net of issuance costs         305,000        879,404      1,222,478
   Collection of minority subscription receivable            3,200             --          3,200
                                                       -----------    -----------    -----------

Net Cash Provided by Financing Activities                  175,065      2,287,258      2,818,397
                                                       -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents       (11,148)        26,933         15,832

Cash and Cash Equivalents, Beginning of Period              26,980             47             --
                                                       -----------    -----------    -----------

Cash and Cash Equivalents, End of Period               $    15,832    $    26,980    $    15,832
                                                       ===========    ===========    ===========

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

The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. The Company with the assistance of such third parties, plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a related party, to assist and advise the Company regarding the identification and leasing of properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. The Company's properties are primarily located in Texas, specifically, Jefferson County. The Company also has investments in Louisiana and Thailand.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

Principles of Consolidation and Ownership Interest in Investors

The accompanying consolidated financial statements include all of the accounts of BPK Resources, Inc. and its three 99% owned subsidiaries consisting of CSR - Waha Partners, LP, a Delaware limited partnership formed in June 2002, CSR - Hackberry Partners, L.P., a Delaware limited partnership formed in July 2002, and BPK-South Valentine Partners, L.P., a Delaware limited partnership formed in October 2002.

The various interests that BPK Resources, Inc. owns in investee companies are accounted for under three methods: consolidation, equity, and cost method. The applicable accounting method is generally determined based on BPK Resources' voting interest in the affiliate company.

Consolidation

Affiliate entities in which BPK Resources, Inc. directly or indirectly owns more than 50% of the outstanding, voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within the Company's consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Method

Under the guidance of Emerging Issues Task Force D-46, "Accounting for Limited Partnership Investments" the Company uses the equity method to account for all of its limited partnership interests that exceed 5% and is less than 50%. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Partnership investment losses" in the consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

Cost Method

Limited partnerships in which the Company directly or indirectly owns 5% or less of the outstanding voting interest are accounted for under the cost method of accounting. Under this method distributions received from the investees are reflected within the Company's consolidated statement of operations as investment income or loss unless the amount of the distribution received exceeds the Company's proportionate share of the affiliates' income. In that case the excess amount would be considered a return of capital and be recorded as a reduction of the investment.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital; exploring for natural resources; developing natural resources; procuring mineral rights and; consequently, meets the definition of a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method unless the Company revises its reserve estimates, in which case, the Company uses the revision of estimates method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. Impairments are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based upon expected future cash flows.

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

Revenue Recognition

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no imbalances as of December 31, 2003.

Stock-Based Compensation Arrangements

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company applies the disclosure provisions specified in SFAS No. 148, "Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123," The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based grants to non-employees.

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended December 31, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would not have been.

                                                                      2003             2002
                                                                  -----------    -------------
Net income, as reported                                           $(7,842,973)   $  (1,941,939)

Add: Stock-based employee compensation expense included in
 reported net income determined under APB No. 25, net of
  related tax effects                                                   1,917               --

Deduct:  Total stock-based employee compensation expense
determined under fair-value-based method for all awards, net of
   related tax effects                                                (99,500)              --
                                                                  -----------    -------------
Pro forma net income                                              $(7,940,556)   $  (1,941,939)
                                                                  -----------    -------------

Earnings per share:
     Basic - as reported                                          $     (0.54)   $       (0.17)
     Basic - pro forma                                            $     (0.55)   $       (0.17)

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

                                                                   2003
                                                               -------------
         Risk free rate                                           2.15%
         Expected years until exercise                             3.1
         Expected stock volatility                                 100%
         Dividend yield                                            N/A
                                                               =============

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

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

Dismantlement, Restoration and Environmental Costs

At the time proved property reaches the end of its useful life, equipment is dismantled, wells are plugged and the property must be restored to a condition required by environmental laws and regulations. Any estimated costs relating to future dismantlement and restoration are recorded in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations" and are amortized with capitalized development costs by field based on proved reserves.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants, convertible debt and convertible preferred stock are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                                      2003         2002
                                                   ----------   ----------
       Options                                        725,000      200,000
       Warrants                                     1,557,666    1,312,666
       Convertible debt (see Note 20)               5,526,315    2,727,273
       Convertible preferred stock (see Note 20)    5,538,461           --
                                                   ----------   ----------
                                                   13,347,442    4,239,939
                                                   ==========   ==========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As discussed more fully in Note 20, in April 2004, the holder of the 12% Series A Convertible Preferred Stock exercised its conversion rights and converted 5,538,461 Series A Preferred shares into 27,692,305 shares of common stock of the Company.

Segment Information

The Company has determined it has one reportable operating segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN 46 or Interpretation). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities ("VIEs"). The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of the effective provisions of SFAS No.150 had the effect of reclassifying the Series A Convertible Preferred Stock (see Note 13) from stockholders' equity to non-current liabilities and changing the valuation of the Series A Convertible Preferred Stock, which resulted in the Company recording a gain, resulting from the cumulative effect of change in accounting principle, of $647,764.

On December 17, 2003, the Staff of the Securities and Exchange Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company incurred net losses to common stockholders of $7,842,973 for the year ended December 31, 2003 and $10,379,591 for the period April 2, 1997 (date of inception) to December 31, 2003, respectively. These net losses included non-cash charges related to services provided, amortization of debt discount and loan cost and preferred dividends of $1,571,046 and $326,703 for the years ended December 31, 2003 and 2002 respectively. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in its development stage and has significant debt obligations to repay and its current liabilities exceed its current assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties.

The Company believes that its projected revenues from oil and gas operations, the conversion of the Series A Convertible Preferred Stock to common stock, the conversion of the LIBOR loan facility to Series B Convertible Preferred Stock and sales of equity and debt securities in private placements in 2004 will provide sufficient funds to fund its operations through December 2004. The Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in oil and gas prospects, complete other acquisitions and continue its operations.

The Company's ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCK SPLIT

On December 30, 2002 the number of outstanding shares of common stock were split two-for-one. All share and per share amounts in the financial statements reflect the stock splits.

NOTE 5 - NOTES RECEIVABLE

In April 2001, the Company advanced $250,000 to Global Genomics Capital, Inc. ("GGC"), in return for convertible promissory notes (the "GGC Notes") issued to the Company. The GGC Notes accrued interest at a rate of 10% per annum and matured on August 31, 2001. In 2002, the Company and GGC entered into an agreement whereby the Company extended the date for the repayment of the GGC notes and agreed to a repayment or conversion of the GGC notes into shares of GGC common stock. Effective August 7, 2002 (the effective date of the merger between

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 5 - NOTES RECEIVABLE (Continued)

GGC and CytRx Corp. ("CytRx"), a NASDAQ company), the Company agreed to accept $140,600 and 207,044 shares of CytRx Corp.'s common stock (valued at $130,438) in full payment of principal and interest of the note. The total amount of the note due, including interest, was $283,159. Bad debt expense recognized during the twelve months ending December 31, 2002 amounted to $12,121.

As of December 31, 2003 and 2002, the Company had an unsecured demand loan, which it had made to Pawnxchange, Inc. in the amount of $50,000. The loan bears interest at 8% per annum. The Company has recorded $6,710 and $2,747 of interest receivable as of December 31, 2003 and 2002, respectively.

NOTE 6 - NOTES RECEIVABLE - RELATED PARTY

As of December 31, 2003, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to Louisiana Shelf Partners, L.P., in the amount of $2,000. This loan bears interest at 10% per annum.

As of December 31, 2003, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to Knox Miss Partners, L.P., in the amount of $3,500. This loans bears interest at 10% per annum.

NOTE 7 - OIL AND GAS INTERESTS

Direct Working Interests

On April 26, 2002, the Company acquired an interest in the Hooks State Gas Unit Number 1 ("Hooks") and Melton Well Number 1 ("Melton"), located in the Hackberry Trend in Jefferson County, Texas (collectively, the "Prospects"), for a purchase price of $350,000. The Company acquired these assets through an assignment from Vitel Ventures Corporation ("Vitel"). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. ("Touchstone") in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon receiving payment from the Company, Vitel immediately exercised the rights and assigned them to the Company. Consequently, Touchstone transferred the gross working interest in the Prospects to the Company. The Company capitalized $5,612 of legal fees. The Company recorded depletion expense in the amount of $34,753 and $181,872 regarding this investment in 2003 and 2002, respectively. In 2002 the Company reduced the carrying value of its working interest to the estimated future discounted cash flows by recording an impairment charge of $119,079.

Working Interest of Consolidated Limited Partnership Interests

On August 9, 2002, the Company's 99% owned subsidiary, CSR-Hackberry Partners, L.P. ("CSR-Hackberry") also acquired an interest in the Prospects, for a purchase price of $495,010 which included $20,000 of other capitalized costs related to the prospects. CSR-Hackberry acquired these assets from Touchstone. CSR-Hackberry recorded depletion expense in the amount of $67,760 and $163,736 for this investment in 2003 and 2002, respectively. In 2002 CSR-Hackberry reduced the carrying value of its working interest to the estimated future cash flows by recording an impairment charge of $231,275.

Additionally, the Company recorded $5,535 in dismantlement and restoration costs due to the abandonment of the Melton well during 2003.

The Company is the sole limited partner of CSR-Waha Partners, LP ("CSR-WAHA") with a 99% limited partnership interest. In July and August 2002 the partnership purchased a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas for $358,038.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 7 - OIL AND GAS INTERESTS (Continued)

As of December 31, 2003, CSR-WAHA owed the operator of the wells approximately $382,000 and had not made a payment to the operator during 2003. Because of the late payments, CSR-WAHA did not receive any royalty checks from the operator, nor did it receive any production data or reserve estimates and was therefore unable to determine the amounts of proved reserves available as of December 31, 2003. CSR-WAHA has recorded an impairment charge of $938,592 during 2003 as a result of certain wells going offline by the end of 2003. In addition, the Company has recorded an impairment charge of $1,235,248 on its investment in CSR-WAHA during 2003. Because of these factors, CSR-WAHA has reflected its remaining capitalized costs as unproved property acquisition costs at December 31, 2003.

The chart below describes the interests in the wells.

                                                              Net Revenue
                                                            Interest Before
                                                            Payout in Hooks
                                                            --------------
    BPK Resources, Inc. - direct                                4.59%

    CSR-Hackberry                                               6.89%

    CSR-Waha - Waha/Lockridge                                  12.50%

Oil and Gas Costs Summary

Included below is the Company's investments and activity in oil and gas activities consisted of the following at December 31, 2003:

                                                      Accumulated
                                       Total Cost of  Depletion and     Net
                                        Oil and Gas    Impairment      Capital
                                        Properties     Allowance       Assets
                                        ----------     ----------     ----------
Unproved properties acquisition costs   $1,714,795     $1,403,804     $  310,991

Proved properties acquisition costs      1,626,912      1,580,295         46,617

Well and development costs                      --             --             --
Drilling in progress                            --             --             --
                                        ----------     ----------     ----------
Net                                     $3,341,707     $2,984,099     $  357,608
                                        ==========     ==========     ==========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 7 - OIL AND GAS INTERESTS (Continued)

Included below is the Company's investments and activity in oil and gas producing activities consisted of the following at December 31, 2002:

                                                         Accumulated
                                         Total Cost of  Depletion and      Net
                                          Oil and Gas    Impairment      Capital
                                          Properties      Allowance       Assets
                                         -------------  -------------   --------
Unproved properties acquisition costs      $     --       $     --      $     --

Proved properties acquisition costs         850,627        695,962       154,665

Well and development costs                       --             --            --

Drilling in progress                             --             --            --
                                           --------       --------      --------
Net capitalized oil and gas properties     $850,627       $695,962      $154,665
                                           ========       ========      ========

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) consisted of the following at December 31:

                                                                      2003             2002
                                                                  -----------      -----------
Oil and gas sales                                                 $   257,776      $   160,967
Production costs                                                     (121,869)         (81,642)
Taxes other than income taxes                                              --               --
Depletion, depreciation and amortization                             (102,513)        (345,608)
Well impairment and abandonment charges                            (2,185,625)        (350,354)
                                                                  -----------      -----------
 Results of operations from oil and gas producing activities      $(2,152,231)     $  (616,637)
                                                                  ===========      ===========

Company's share of equity method investees results of oil and
  gas operations                                                     (545,419)        (478,430)

NOTE 8 - LIMITED PARTNERSHIP INTERESTS

CSR-Hackberry Partners, L.P.

On July 31, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner. The limited partnership formed was CSR-Hackberry, of which the Company is the sole limited partner with a 99% interest. The Company paid $175,000 to the partnership for this interest. The Company also advanced $250,000 to the partnership in 2002 and an additional $10,000 in 2003. CSR-Hackberry has repaid $36,000 of these advances as of December 31, 2003. On August 9, 2002, CSR-Hackberry invested a total of $495,010 in the South China Prospect and the South French Prospect in the Hackberry Trend located in Jefferson County, Texas. The Company accounts for its investment in CSR - Hackberry using the consolidation method.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 8 - LIMITED PARTNERSHIP INTERESTS (Continued)

BPK-South Valentine Partners, L.P.

On October 17, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC, the general partner. The limited partnership formed was BPK-South Valentine Partners, L.P. ("BPK South"), of which the Company is the sole limited partner with a 99% interest. The Company was responsible for contributing $188,000 to the partnership and paid $35,000 and $153,000 in 2003 and 2002, respectively. BPK South invested a total of $250,581 in South Valentine, L.P., a Texas limited partnership, which had oil and gas properties located in Lafourche Parish, Louisiana. The Company incurred losses on its investment in the partnership of $103,743 and $146,838 in 2003 and 2002, respectively as a result of the partnership drilling a well which was a dry hole.

The Company accounts for its investment in BPK-South Valentine Partners, L.P. using the consolidation method.

CSR - Waha Partners, L.P.

On January 15, 2003, the Company purchased the 99% limited partnership interest in CSR-Waha Partners, LP ("CSR-WAHA"), from Continental Southern Resources, Inc., ("CSOR") a related party, for a purchase price of $2,118,000, which consisted of $150,000 in cash, 600,000 shares of the Company's common stock, which were valued at $468,000, and a $1.5 million, 10% promissory note originally due April 30, 2003 (see Note 12). The Company is not obligated to make any additional contributions to, or to loan the partnership additional funds. However, CSR-WAHA is subject to cash calls from its investment in the prospect. If CSR-WAHA does not meet its cash calls, the Company's investment in the partnership may become impaired.

The following table summarized the assets acquired and liabilities assumed by the Company in connection with its acquisition of CSR-WAHA:

                                                                      Excess
                                                                     Purchase
                                                                      Price
                                                        Fair          Applied       Purchased
ASSETS                                                 Value         to Assets       Amount
                                                     ----------     ----------     ----------
Cash                                                 $    3,179     $       --     $    3,179
Note receivable - related party                          10,000             --         10,000
Advance to operator                                     155,279             --        155,279
                                                     ----------     ----------     ----------
                                                        168,458             --        168,458

Oil and gas properties, cost not being amortized        732,980      1,235,248      1,968,228
                                                     ----------     ----------     ----------
                                                     $  901,438     $1,235,248     $2,136,686
                                                     ==========     ==========     ==========

LIABILITIES

Accounts payable and accrued expenses                $    5,624     $       --     $    5,624
Payables for oil and gas interests                       10,000             --         10,000
                                                     ----------     ----------     ----------

                                                     $   15,624     $       --     $   15,624
                                                     ==========     ==========     ==========

The excess of the purchase price over the net assets purchased increased the undeveloped oil and gas properties. Those properties will be amortized as depletion as the wells turn into producing wells, or will become impaired if the Company is unable to develop those wells into producing wells.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 8 - LIMITED PARTNERSHIP INTERESTS (Continued)

At the discretion of CSR, LLC, the general partner of CSR-WAHA, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to CSR, LLC until all unreturned capital balances have been returned and then 80% to the limited partners in proportion to their percentage interest and 20% to CSR, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to CSR, LLC. Losses in general will be allocated after giving effect to regulatory allocations and certain proportionate allocations to all partners with a positive capital account in proportion to the extent of their balances and then entirely to CSR, LLC.

The Company accounts for its investment in CSR-WAHA using the consolidation method. The Company has included the accounts and results of operations from January 15, 2003 through December 31, 2003.

PH Gas, L.P.

On July 17, 2002, the Company invested $150,000 in PH Gas, L.P. in exchange for a 42% limited partnership interest therein. PH Gas, L.P. thereupon invested a total of $694,459 in APICO, LLC ("APICO"), a Delaware limited liability company and in return received 400 of APICO's membership shares which amounted to a 9.76% ownership interest in APICO, LLC. The limited partnership agreement was subsequently amended as of September 11, 2002 to include additional limited partners, which thereby reduced the Company's limited partnership interest to 32.5%. As of December 31, 2003, the Company's limited partnership interest was 30.12%. PH Gas, L.P. paid other capitalized costs totaling $0 and $105,102 related to its investment during 2003 and 2002, respectively.

The business of APICO, LLC is (i) to farm-in to certain concessions (the "Concessions") in the Phu Horm Gas Field Project located in Khorat and Udon in the Kingdom of Thailand, which are controlled by Amerada Hess Limited (Thailand), which is acting as the operator; (ii) to acquire and own property interests and other rights in the Concessions; (iii) to participate in exploring the Concessions; (iv) in developing and operating oil and gas wells in the Concessions; (v) in financing its operations, in selling production from such wells and in selling interests in the Property and/or the Concessions; (vii) and to take all other actions necessary, appropriate or advisable in connection with such business.

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

The Company accounts for its investment in PH Gas, L.P. using the equity method. The pro rata share of loss reflected on the December 31, 2003 and 2002 income statement of the Company is $26,165, and $1,806, respectively.

Touchstone Resources - 2001 Hackberry Drilling Fund L.P.

On April 22, 2002, the Company acquired two units, representing an approximate 10.26% partnership interest, of Touchstone Resources-2001 Hackberry Drilling Fund, L.P. (the "Hackberry DF") for a purchase price of $400,000 in the Gaulding Well Number 2 ("Gaulding"), in the Hackberry Trend located in Jefferson County, Texas (collectively, the "Prospects 1"). Touchstone Resources Ventures, LLC, the general partner of the Hackberry DF, is responsible for oversight and coordination of the development and management of the Prospects 1 in conjunction with Touchstone Resources, USA, the operator of the Prospects 1. During 2003, the Company contributed an additional $3,997 to the Hackberry DF.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 8 - LIMITED PARTNERSHIP INTERESTS (Continued)

The Company accounts for this interest using the equity method. The pro rata share of income or loss reflected on the December 31, 2003 and 2002 income statement of the Company is income of $11,616 and a loss of $331,825, respectively. The Company received $23,732 and $16,174 in dividends during 2003 and 2002, respectively, which reduced the investment in the Hackberry DF.

This chart describes the Company's share of the Hackberry DF interest in producing wells.

                                                          Net Revenue
                                                        Interest Before
                                                             Payout
                                                        -----------------
      Hooks                                                  4.24%

Louisiana Shelf Partners, L.P.

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC, the general partner. The limited partnership formed was Louisiana Shelf Partners, L.P. ("LSP") of which the Company received a limited partnership interest of approximately 9% for an initial capital contribution of $256,500. During 2003 and 2002, the Company has contributed additional funds in the amount of $643,500 and $13,500, respectively.

LSP has acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana.

On August 4, 2003 and again on September 30, 2003, the limited partnership agreement was amended to reflect the addition and withdrawal of certain limited partners. The effect of these changes was to increase the ownership percentage of the Company in LSP to 10.06% as of December 31, 2003.

The Company accounts for this interest using the equity method. The Company reported a $447,635 loss from its share of the partnership loss in 2003 as a result of two wells which were dry holes.

Summary

The following table summarizes the Company's interests in oil and gas, non-public, limited partnerships accounted for under the equity method of accounting as of December 31:

                                             2003                             2002
                                --------------------------------  ------------------------------
                                                    Excess of                        Excess of
                                                 Carrying Value                    Carrying Value
                                Carrying Value   Over Net Assets  Carrying Value  Over Net Assets
                                -------------    --------------   -------------   ---------------
PH Gas, LP                        $225,929           $     --        $148,194        $     --
Touchstone Resources - 2001
  Hackberry Drilling Fund, LP       43,881             42,641          52,001           7,163


Louisiana Shelf Partners, LP       452,365              7,833         270,000          43,733
                                  --------           --------        --------        --------

                                  $722,175           $ 50,474        $470,195        $ 50,896
                                  ========           ========        ========        ========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 8 - LIMITED PARTNERSHIP INTERESTS (Continued)

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at December 31, 2003:

                                               Touchstone
                                             Resources-2001
                                               Hackberry         Louisiana Shelf
                           PH Gas, LP        Drilling Fund, LP    Partners, LP
                           -----------       -----------------   ---------------
Total Assets               $   746,869         $   244,011        $ 4,760,041
                           ===========         ===========        ===========
Total Liabilities                   --             222,954            341,232
                           ===========         ===========        ===========

Results of Operations
  Sales                             --             716,892                 --
  Gross profit                      --             490,030                 --
  Net income (loss)        $   (87,191)        $   170,686        $(4,495,487)

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at December 31, 2002:

                                                 Touchstone
                                               Resources-2001
                                                 Hackberry       Louisiana Shelf
                              PH Gas, LP      Drilling Fund, LP    Partners, LP
                             -----------      -----------------  ---------------
Total Assets                 $   506,160         $   505,456       $ 2,623,250
                             ===========         ===========       ===========

Total Liabilities                 50,000                  --           374,077
                             ===========         ===========       ===========

Results of Operations

  Sales                               --             556,840                --
  Gross profit                        --             488,478                --
  Net loss                   $      (340)        $(3,234,160)      $   (14,328)

The Company has not included disclosures concerning South Valentine, LP.The Company has never received any financial statements from the partnership.As discussed previously, the Company has recorded losses of $103,743 and $146,838 in 2003 and 2002, respectively, which resulted in the Company reducing its investment in the partnership to $0 at December 31, 2003 and 2002.

PHT Partners, L.P.

On August 14, 2002, the Company entered into a limited partnership agreement with PH Gas, LLC, the general partner.The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company received a limited partnership interest of 4.1% in exchange for a $50,000 capital contribution in 2002 and an additional contribution of

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 8 - LIMITED PARTNERSHIP INTERESTS (Continued)

$26,493 in 2003.On August 27, 2003, the limited partnership agreement of PHT Partners, L.P. was amended to reflect additional partners' capital contributions, which increased the Company's interest to 4.2%.PHT invested a total of $1,786,823 in APICO as of December 31, 2003, in return for 883 units, which represented a 21.54% interest.

The Company accounts for this interest using the cost method.

LS Gas, LLC

On May 30, 2003, the Company purchased a 2% interest in LS Gas, LLC from Touchstone Resources, Ltd.The purchase price consisted of $100,000 in cash and 100,000 shares of common stock of the Company, which was valued at $42,000.The Company converted a $90,000 receivable to offset a portion of the $100,000 cash payment.The remaining balance was paid in July 2003.

The Company accounts for this interest using the cost method.

NOTE 9 - MARKETABLE SECURITIES

The marketable securities reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within the Statement of Stockholders' Equity section of the balance sheets.Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

On August 7, 2002, the Company acquired 207,044 shares of CytRx Corp.'s common stock as partial payment of principal and interest on a note. Management determines the appropriate classifications of its investments using SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

On February 21, 2003, the Company entered into an investment agreement with Ocean Resources Capital Holding PLC ("ORCH").In accordance with the agreement, the Company issued 5,583,461 shares of its Series A 10% Convertible Preferred Stock in exchange for 4,390,000 ordinary shares of ORCH, along with warrants to purchase an additional 1,463,333 shares.ORCH trades on the London Stock Exchange in the Alternative Investment Market ("AIM").On July 24, 2003, the Company sold the 4,390,000 shares of ORCH with warrants to purchase 1,463,333 shares attached for $1,408,136, and incurred $77,449 in commission expenses, which resulted in a net loss of $2,917,077.

During July and August, 2003 the Company sold 207,044 shares of CyTrx for $380,635.The Company recorded a gain of $251,158 on this transaction.

During October, 2003 the Company bought 10,000 shares of CyTrx for $22,268 and sold 11,526 shares of CYTR for $24,575.The Company recorded a gain of $1,346 on this transaction.

There were no marketable securities at December 31, 2003.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 9 - MARKETABLE SECURITIES (Continued)

Available-for-sale securities consisted of the following at December 31, 2002:

                                                   Gross
                                                 Unrealized
                                    Cost            Loss         Fair Value
                                -------------   -------------   -------------

     Stock                        $130,438         $78,677         $51,761
                                -------------   -------------   -------------

     Total Current                $130,438         $78,677         $51,761
                                =============   =============   =============

NOTE 10 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes.The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax asset (liability) are as follows at December 31:

                                                                 2003            2002
                                                             -----------     -----------
Deferred tax asset

   Allowance for impairment of oil and gas properties        $   613,700     $        --
   Other                                                         100,600          37,100
   Tax benefit arising from net operating loss carry
     forward                                                   2,531,900         709,100
                                                             -----------     -----------

                                                               3,246,200         746,200
Less valuation allowance                                      (3,246,200)       (746,200)
                                                             -----------     -----------
Net deferred tax asset                                       $        --     $        --
                                                             ===========     ===========

Income tax benefit consists of the following at December 31:

                                                  2003            2002
                                              -----------     -----------
Deferred
   Federal                                    $   587,800     $    30,500
   State                                          126,500           6,600
Federal and state benefit of net operating
   loss carry forward                           2,531,900         709,100
                                              -----------     -----------
                                                3,246,200         746,200
Less valuation allowance                       (3,246,200)       (746,200)
                                              -----------     -----------
Income tax benefit                            $        --     $        --
                                              ===========     ===========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES (Continued)

At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $6,402,000.The federal and state net operating loss carryforwards expire beginning 2018 through 2023.However, these carryforwards may be limited due to changes in the ownership of the Company as a result of future equity offerings (see Note 20).Recognition of the benefits of the deferred tax assets will require that the Company will generate future taxable income.There can be no assurance that the Company generates any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $3,246,200 and $746,200 as of December 31, 2003 and 2002, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35%.

                                                                      December 31,
                                                               ----------------------------
                                                                  2003             2002
                                                               -----------      -----------
Federal income tax benefit at statutory rate                   $ 2,700,200      $   679,700
Nondeductible Expenses                                            (573,600)              --
State income tax benefit (net of effect of federal benefit)        373,400           66,500
Change in valuation allowance                                   (2,500,000)        (746,200)
                                                               -----------      -----------

Income Tax Benefit                                             $        --      $        --
                                                               ===========      ===========

Effective Income Tax Rate                                                0%               0%
                                                               ===========      ===========

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                                                         2003            2002
                                                      ----------      ----------

Accounts payable and accrued expenses -
related party                                         $  215,595      $       --
Accrued Interest                                          25,715          33,445
Accrued Interest Related Party                           177,112          11,305
Accounts Payable                                         456,663          11,024
Other Accrued Expenses                                   252,748         185,256
                                                      ----------      ----------

                                                      $1,127,833      $  241,030
                                                      ==========      ==========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 12 - NOTES PAYABLE

Notes payable consisted of the following at December 31:

                                                      2003              2002
                                                  -----------       -----------

 12% Secured convertible note                     $ 2,100,000       $ 1,500,000
 10% Promissory notes - related party                 730,178           306,000
 LIBOR loan facility                                  456,365                --
                                                  -----------       -----------
                                                    3,286,543         1,806,000
    Less unamortized discount                        (101,232)       (1,218,918)
                                                  -----------       -----------

                                                  $ 3,185,311       $   587,082
                                                  ===========       ===========

The weighted average interest rate on short-term borrowings was 10.24% and 11.66% at December 31, 2003 and 2002, respectively.

12% Secured Convertible Note

In April 2002, the Company entered into a loan agreement pursuant to which it borrowed $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership.Gemini Growth Fund, LP subsequently changed their name to Trident Growth Fund, L.P. ("Trident").The Company's obligation to repay the loan is evidenced by a 12% convertible promissory note and is secured by substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests in the Company's oil and gas wells.The loan bears interest at 12%, payable monthly and originally matured on October 31, 2003, and was subsequently amended to June 30, 2004.Trident, in its sole discretion had the right to convert any or all of the outstanding loan principal balance plus accrued interest into shares of the Company's common stock at an original conversion rate of $1.00 per share.As an inducement to make the loan, the Company issued Trident warrants to purchase 300,000 shares of the Company's common stock, with an initial exercise price of $1.00 per share and a term of 10 years.Included in the loan agreement were certain financial covenants which the Company was required to comply with.

The conversion rate of the note and exercise price of the warrants is subject to antidilution and price adjustments per the agreements.The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs.These costs were amortized over the term of the original loan.

Under the terms of the loan agreement, the Company was required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants within 180 days from the date of the closing of the loan.The Company was originally required to fully register the common stock by October 2002.The Company would have been subject to a monthly penalty of 0.1% of the shares of the Company's common stock then outstanding computed on a fully diluted basis per day until the shares are registered; however, Trident waived the specific covenants.

In January 2003 the conversion price of the loan and warrants were reset to $0.55 cents per share.

In March 2003, the Company issued Trident warrants to purchase 25,000 shares of the Company's common stock as an inducement to waive the financial covenants until December 2003.The warrants had an original exercise price of $0.55 per share and were to originally expire in April 2002.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 12 - NOTES PAYABLE (Continued)

The loan and the warrant agreements were subsequently amended on July 29, 2003 to extend the maturity date of the original loan from October 31, 2003 to June 30, 2004.Trident and the Company also amended the original loan agreement to authorize the Company to borrow an additional $600,000 under a new 12% convertible promissory note under substantially the same terms as the original convertible promissory note.The new convertible promissory note allows Trident to convert the outstanding principal and accrued interest into shares of the Company's common stock and at conversion price of $0.38 per share.The amendment also reset the conversion price of the original note and warrants to $0.38 per share.As an inducement to make the additional loan and to extend the maturity date of the original loan, Trident was issued warrants to purchase 220,000 shares of the Company's common stock at a price of $0.38 per share.The warrants expire on the earlier of April 30, 2012 or the date on which the entire principal amount of the convertible notes are converted to common stock.

Based on the warrant price reset in July 2003, the Company recorded $15,000 and $38,200 in financing costs for the March 2003 covenant waiver and July 2003 original loan extension to June 30, 2004, which are being amortized over the life of the respective extensions.

In November 2003, Trident granted the Company a waiver of time to meet the financial covenants within the loan agreements until July 2004.

Under Emerging Issues Task Force ("EITF") 00-27:"Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the convertible promissory notes and warrants based on a fair value basis of each item.The fair value of the warrants was determined to be $225,000 for the 300,000 warrants issued with the original convertible loan and $39,600 for the 120,000 warrants issued for the additional loan in 2003 and 2002, respectively, using the Black-Scholes Model.Beneficial conversion discounts of $1,275,000 for the original convertible note and $118,547 for the additional convertible note were recorded in 2002 and 2003, respectively, since the Trident promissory notes were convertible into common shares of stock at a rate of $0.55 and $0.38 per share while the prevailing stock share price was $1.00 and $0.43, respectively.As of December 31, 2003 and 2002, the Company amortized $1,275,833 and $281,082, respectively of the discount related to the value of the warrant and beneficial conversion feature as interest expense.

10% Promissory Notes - Related Party

As of December 31, 2003 and 2002, CSR-Hackberry Partners, LP had outstanding borrowings of $25,000 and $45,000, respectively, from Continental Southern Resources, Inc.The borrowings are evidenced by promissory notes that bear interest at the rate of 10% per annum and are due on demand.As of December 31, 2003 and 2002, the Company had accrued $2,216 and $1,546 of interest under the promissory notes, respectively.

In January 2003, the Company financed $1.5 million of the purchase price of CSR-Waha Partners, LP with a promissory note issued to Continental Southern Resources, Inc.The note bears interest at the rate of 10% per annum and initially matured on April 30, 2003, with an option provision to extend the maturity date.On April 30, 2003, the Company exercised its extension rights and extended the maturity date of the note to June 30, 2004.In consideration for the extension, the Company issued Continental Southern Resources, Inc. 100,000 shares of the Company's commons stock.The Company recorded financing costs of $47,000 in connection with the extension and is amortizing the costs over the life of the extension.As of December 31, 2003, the remaining balance of the loan was $670,000.As of December 31, 2002, the Company owed CSOR $250,000 related to a 10% demand note, which was repaid in 2003.

As of December 31, 2003 and 2002, the Company had other demand notes totaling $35,178 and $11,000, respectively.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 12 - NOTES PAYABLE (Continued)

LIBOR Loan Facility

In connection with the investment transaction in April 2003 with Ocean Resource Capital Holdings, Ltd ("ORCH"), the Company borrowed $587,053 under a loan facility with a maturity date of May 31, 2003.The loan facility bears interest at the rate of the London Inter-Bank Offering Rate (`LIBOR") at the end of each month the loan is outstanding plus two percent.The loan facility was secured by the shares issued to the Company by ORCH.The Company also incurred an arrangement fee of 4% on the amount of each draw on the facility.In August 2003, the Company repaid $130,687 of principal.As of December 31, 2003, the outstanding principal balance was $456,365 and the Company had accrued $20,511 of interest.As of December 31, 2003, the Company was in default under the loan facility (see Note 20).

NOTE 13 - SERIES A PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION

On February 21, 2003 the Company issued 5,538,461 shares of Series A 10% Convertible Preferred Stock, par value $0.001, to ORCH.The Series A Preferred Stock entitles the holder to receive dividends at the rate of 10% per annum based on the original issue price of $0.65 per share, which accrue from the date of issuance and are payable on June 30 and December 31, if declared by the Board of Directors.The Series A Preferred shares are non-voting and automatically convert to common stock upon the bankruptcy or dissolution of the Company.The Series A Preferred dividends have preference over common stock cash dividends.The holder of the Series A Preferred Stock may convert the preferred shares into common stock of the Company at the rate of one share of common stock for each share of preferred stock at any time, subject to adjustments; however the holder of Series A Preferred Stock may only convert that number of shares which would result in the holder beneficially owning up to 4.99% of the common stock of the Company (see Note 20).The Company may redeem any number of the Series A Preferred Stock at any time by payment in cash to the holder $0.65 per preferred share, but must redeem all the preferred shares, that have not been paid previously by the Company or converted by the holder, in cash at the rate of $0.65 per preferred share no later than February 28, 2006.At December 31, 2003, the common stock of the Company last traded at $0.23 per share.

The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire additional ordinary shares of ORCH.See Note 9.

NOTE 14 - SUBSCRIPTION RECEIVABLE

On December 5, 2002, the Company's Board of Directors authorized the sale of 550,000 shares of common stock at a par value of $.001 in return for $605,000.The Company received proceeds of $300,000 initially and recorded a subscription receivable of $305,000 which was collected during January 2003.

NOTE 15 - STOCKHOLDER'S EQUITY

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 15 - STOCKHOLDER'S EQUITY (Continued)

During October and November 2002, the Company sold and issued 1,614,528 shares of common stock in private placement transactions for $0.55 per share.The Company recorded $85,500 in offering costs and $3,287 in legal fees related to the raise.

During November and December 2002, the Company sold and issued 702,670 shares of common stock and warrants to purchase 702,670 shares in a private placement for $0.60 per share.The Company recorded $35,000 in offering costs and $1,409 in legal fees related to the raise.

On December 1, 2002, the Company issued an option to purchase 200,000 shares of the Company's common stock pursuant to a consulting agreement. The Company recorded deferred compensation in the amount of $48,000 to be amortized as consulting expense over one year.As of December 31, 2003 and 2002, $44,000 and $4,000 of this amount had been amortized, respectively.

On December 30, 2002, the Company effected a two-for-one stock split, which has been reflected in these financial statements.

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership from Continental Southern Resources, Inc.The Company issued 600,000 shares of its common stock as part of the purchase price.These shares were valued at the fair market value of $0.78 per share.

On January 30, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $0.65 per share to the Chief Executive Officer, also a Director of the Company.The options are immediately exercisable and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company.The Company recorded these options at the fair market value of $0.66. As a result, deferred compensation of $2,000 was recorded and will be amortized over three years.

On January 31, 2003, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share to each of two directors of the Company in connection with their appointments to serve as director.The options are fully vested and terminate on the earlier of three years from the date of grant or three months after cessation of service to the Company.The Company recorded these options at the fair market value of $0.66.Deferred compensation of $2,000 was recorded and will be amortized over a three-year period.In April 2003, one of the directors resigned and did not exercise his options within the 90 day period and therefore the Company expensed the remaining deferred compensation.

In connection with the ORCH transaction, the Company is obligated to issue 400,000 options to Rhodes Ventures, S.A. at the closing of any follow on equity transaction the company completes (See Note 20).

In March 2003, the Company granted Trident a warrant to purchase 25,000 shares of the Company's common stock, with an adjusted exercise price of $0.38 per share and expire in April 2012, for granting the Company a waiver for not meeting the financial covenants contained in the loan agreement.

On April 30, 2003, the Company exercised its option to extend the due date of its $1,500,000 promissory note to Continental Southern Resources, Inc., a related party, from April 30, 2003 to June 30, 2004. The company issued Continental Southern Resources, Inc. 100,000 shares of common stock of the Company for extending the note.

These shares were recorded as a prepaid item at the fair market value of $0.47 per share and will be expensed over the extension period of the note.

On May 30, 2003, the Company purchased a 2% interest in LS Gas, LLC from Touchstone Resources, Ltd. The Company issued 100,000 shares of its common stock as part of the purchase price.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 15 - STOCKHOLDER'S EQUITY (Continued)

On July 1, 2003, the Company entered into an investor relations consulting agreement with EchoTech Financial, Inc. The agreement was for a three-month period ending on September, 30, 2003 and automatically renews for another term of three months unless two weeks notice to terminate is given by either party, at a fee of $3,000 per month as well as options to purchase 25,000 common shares of the Company at an exercise price of $.040 per common share. The options are fully vested and expire in two years.

On July 29, 2003 the Company granted Trident two warrants to purchase 120,000 and 100,000 shares of common stock, respectively, with an exercise price of $0.38 expiring on July 29, 2008 and April 30, 2012, respectively.The warrant to purchase 120,000 shares of common stock was issued in consideration for increasing the principal of the note and the warrant to purchase 100,000 shares of common stock was issued in consideration of the renegotiation to extend the maturity date of the original note and for granting an additional waiver due to the Company's failure to meet their loan covenants.

Stock Warrants

The Company had the following outstanding common stock warrants to purchase its securities at December 31:

                                        2003                               2002
                           --------------------------------   --------------------------------
                              Number of       Exercise Price     Number of       Exercise Price
Description of Series      Warrants issued      Per Share     Warrants issued      Per Share
-----------------------    ---------------    -------------   ---------------    -------------
Expire April 2004               310,000           $ 1.25           310,000           $ 1.25
Expire November 2005            702,666           $ 0.60           702,666           $ 0.60
Expire July 2008                120,000           $ 0.38                --           $   --
Expire April 2012               425,000           $ 0.38           300,000           $ 0.55
                           ---------------                    ---------------
Common Stock                  1,557,666                          1,312,666
                           ===============                    ===============

Stock Options

The following tables summarize the Company's stock option activity and related information during 2003:

                                                Number of      Weighted-Average
                                                  Shares       Exercise Price
                                               -------------   ----------------

Balance at December 31, 2002                      200,000          $0.58

Granted                                           825,000           0.64

Expired                                          (300,000)         (0.59)
                                                 --------          -----

Balance at December 31, 2003                      725,000          $0.63
                                                  =======          =====

The weighted average grant-date fair value of options granted during 2003 and 2002 was $0.02 per share and $0.24 per share, respectively.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 15 - STOCKHOLDER'S EQUITY (Continued)

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   ------------------------------------------------    ----------------------------
                       Number of          Weighted       Weighted         Number           Weighted
   Range of      Outstanding Shares        Average        Average        Exercisable       Average
   Exercise         at December 31,      Remaining       Exercise     at December 31,      Exercise
    Prices               2003          Contract Life       Price            2003            Price
----------------   ------------------   -------------   -----------    --------------    ----------
    $ 0.40             25,000              1.50          $ 0.40            25,000          $ 0.40
    $ 0.65            700,000              2.08          $ 0.65           700,000          $ 0.65

The person who was the president of the Company from January through September 2002 provided services to the Company without compensation.For the nine months ended September 30, 2002, management estimated the value of these services to be $10,000.In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company recorded an expense of $10,000 representing the value of these services provided. An offsetting entry was recorded to additional paid-in capital.In September 2002 the Company hired a new president who was being compensated.

NOTE 16 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

The Company entered into an agreement for investors services with ESC Consulting Services Corp. on May 31, 2002.This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month.The Company incurred $72,000 and $48,000 of consulting expense as of December 31, 2003 and December 31, 2002, respectively.The president of ESC Consulting sits on the board of directors of the Company.

In January 2003, Mark Bush, president of Touchstone Resources USA, Inc., became a director of the Company.In April 2003, Mark Bush resigned as director of the Company.Mr. Bush is also the managing member of LS Gas, LLC, which is the general partner of Louisiana Shelf Partners, L.P.In addition, he owns a 25% membership interest in PHT Gas, LLC, which is the general partner of PHT Partners, L.P., PH Gas, L.P., BPK South Valentine Partners, L.P. and CSR-Hackberry Partners, L.P.Wes Franklin, who is a director of the Company, is also executive vice-president of Touchstone Resources USA, Inc.

NOTE 17 - OPERATING LEASES - RELATED PARTY

On September 9, 2002, the Company entered into a lease agreement with Touchstone Resources USA, Inc. for office space. The lease period is for one year and rent is $18,000 annually.In September 2003, the lease agreement was extended for a period of one year.As of December 31, 2003, the Company accrued $18,000 of rent expense for the office lease.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 18 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable equity securities, which are classified as available-for-sale.The following summarizes the components of comprehensive loss:

                                                          December 31,
                                                  ---------------------------
                                                     2003            2002
                                                  -----------     -----------

Net loss to common stockholders                   $(7,842,973)    $(1,941,939)
                                                  -----------     -----------

Unrealized gain/(loss)                                     --         (78,677)
Reclassification adjustment for(gain)
loss realized in net loss above                        78,677              --
                                                  -----------     -----------

Comprehensive loss                                $(7,764,296)    $(2,020,616)
                                                  ===========     ===========

NOTE 19 - COMMITMENT AND CONTINGENCIES

General

The oil and gas industry is regulated by federal, state and local authorities.In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations.The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

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

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability.Although the Company believes certain policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks.An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

Potential Loss of Oil and Gas Interests/ Cash Calls

The Company is subject to cash calls related to its various investments in oil and gas prospects.

APICO has notified its limited partners that substantial cash calls will be made of the limited partners through the third quarter of 2004, as the operator has started drilling additional test wells in the northern fields of the Phu Horm project.The Company, therefore will be required to make its share of cash calls through PH Gas, LP and PHT Partners, LP.If the Company does not pay its share of cash calls it will result in the possible forfeiture of some or all of its rights in certain interests in the prospects and any related profits.If one or more of the other members fail

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 19 - COMMITMENT AND CONTINGENCIES (Continued)

to make their share of contributions, the Company may be called upon to pay additional funds to protect its investment.If the Company does not pay its share of cash calls it will forfeit all or some of its rights in certain of its interests in the prospects and any related profits.The Company's share of additional exploratory and drilling cost over the next year is uncertain at this time.If one or more of the other members of the Prospect fail to pay their share of the prospect costs, the Company may need to pay additional funds to protect its investment.

Potential Loss of Primary Advisor

As discussed in Note 1, the Company relies on Touchstone Resources USA, Inc. ("Touchstone"), to assist and advise the Company.Touchstone is wholly owned by Touchstone Resources, Inc., a Canadian, publicly traded, oil and gas exploration and development company.Touchstone Resources, Inc. has disclosed in its year-end financial statements that there is substantial doubt about its ability to continue as a going concern.In the event that Touchstone Resources, Inc. is unable to continue as a going concern, the Company would have to establish other consulting and advisory relationships.If the Company were unable to develop those relationships in a timely manner, it could have a material adverse affect on the Company.

NOTE 20 - SUBSEQUENT EVENTS

During January 2004, the Company borrowed an additional $41,000 from 1025 Investments and issued various 3% demand promissory notes.

In January 2004, the Company commenced raising capital through a private offering of up to 7,500,000 shares of common stock, $.001 par value per share, and warrants ("Warrants") to acquire up to 3,750,000 shares of common stock.The Shares and Warrants will be sold in units comprised of two shares of common stock and one Warrant ("Units").The Units will be sold at a purchase price of $0.40 per Unit.Each Warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment for a period of three years from the date of issuance.In February 2004, the Company sold a total of 650,000 Units for $260,000 of which all but a 30,000 subscription receivable had been received.

In January 2004, Trident exercised its conversion rights and converted $30,000 of principal from its convertible notes payable into 150,000 shares of the Company's common stock.

On February 17, 2004, PH Gas, LP invested an additional $19,520 in APICO, LLC.

On February 29, 2004, the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions, which decreased the Company's interest from 30.1% to approximately 30.0%.

On February 27, 2004 the Company entered into a securities purchase agreement with ORCH, whereby ORCH will purchase 829,755 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.55 per share and expire on February 27, 2007.The purchase price of the Series B Preferred Stock is $456,365 payable by the cancellation of the Company's outstanding indebtedness to ORCH.The Series B Convertible Preferred Shares are non-voting and automatically convert to common stock of the Company upon the bankruptcy or dissolution of the Company.The holder of the Series B Preferred Stock may convert one preferred share for one share of common stock at any time, subject to adjustment.The Company may redeem the Series B Preferred Shares for $0.01 per share upon 30 days written notice provided that (i) the average of the closing bid price of the Company's common stock is in excess of $1.00 per share for twenty (20) trading days preceding the date of the redemption notice and (ii) the shares of common stock issuable upon conversion of the Series B Preferred Stock are either subject to an effective registration

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 20 - SUBSEQUENT EVENTS(Continued)

statement or transferable pursuant to rule 144(k) promulgated under the Securities Act of 1933.The redemption notice shall call upon each holder of Series B Preferred Stock to either surrender the Series B Preferred Stock held or convert it to common stock prior to the date of redemption.

On February 27, 2004, BP Investments, LP ("BP") entered into an agreement to purchase 5,538,461 shares of the Company's Series A Convertible Preferred Stock from ORCH.Subsequent to the sale, on March 23, 2004, the Company authorized certain amendments to the certificate of the designation to the Series A Convertible Preferred Stock.The restriction limiting the number of shares convertible by the holder of the Series A Convertible Preferred stock to an amount that would result in the holder beneficially owning less than 4.99% of the issued and outstanding common stock was eliminated.Also the conversion rate for the holder was increased from one share of Series A Convertible Preferred convertible into one share of common stock to one share of Series A Convertible Preferred Stock convertible into five shares of the Company's common stock.Subsequent to the purchase, BP elected to convert 5,538,461 shares of the Series A Convertible Preferred Stock into 27,692,305 shares of common stock, which affected a change in control of the Company, since the conversion common stock issued represented approximately 65% of issued and outstanding common stock at the time of conversion.

NOTE 21 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2003 and 2002 were as follows:

                                                       2003              2002
                                                    ----------          --------

         Interest                                   $  206,869          $ 31,973
                                                    ==========          ========

         Income taxes, net                          $       --          $     --
                                                    ==========          ========

The Company received 207,044 shares of CytRx common stock in partial settlement of a note receivable in 2002 (see Note 5).

As an inducement for Trident to loan the Company an additional $600,000 the Company issued a promissory note with a beneficial conversion feature and a warrant to purchase common stock of the Company and recorded a discount of $158,147.

The Company accrued $128,219 of dividends.

The Company issued CSOR warrants valued at $47,000 to extend the maturity date of its loan.

The Company issued CSOR a $1,500,000 promissory note, and 600,000 shares of the Company's common stock valued at $468,000 along with a cash payment.The consideration paid by the Company exceeded the value of the assets received by $1,235,248, which was allocated to the cost of the oil and gas properties.

The Company issued Series A Preferred stock valued at $4,247,765 in exchange for ORCH marketable securities and warrants.

The Company issued Touchstone Resources USA, Inc. 100,000 shares of common stock as part of the consideration for the purchase of LS Gas.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements

NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Oil and Gas Reserves

The determination of oil and gas reserves is highly complex and interpretive.The estimates are subject to continuing changes as additional information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.Proved development oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.The reserve data is based on studies prepared by an outside petroleum engineer.All proved developed reserves of oil and gas are located in Texas.

The following table presents estimates of the Company's net proved developed oil and gas reserves:

                                                                December 31,
                                                            -------------------
                                                             2003        2002
                                                            -------     -------

Proved developed reserves (bbls), beginning of year           9,422          --

Purchase of proved developed  reserves (bbls), in
 place                                                           --      15,858
Production                                                   (6,243)     (6,436)
Extension of reservoir                                           --          --
Revisions of previous estimates                               2,210          --
                                                            -------     -------
Proved developed reserves (bbls), end of year                 5,389       9,422
                                                            =======     =======
Equity in reserves in equity method investees                 1,991       3,128
                                                            =======     =======

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69, "Disclosure about Oil and Gas Producing Activities", prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves.The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced.Estimated future income taxes are computed using current statutory income tax rates for where production occurs.The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth.The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                             December 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------

Future cash inflows                                     $ 160,120     $ 214,868
Future production costs                                   (17,188)      (41,497)
Future development costs                                       --        (9,922)
Future income tax expense                                 (12,170)           --
                                                        ---------     ---------
Future net cash flows (undiscounted)                      130,762       163,449

 Annual discount of 10% for estimated timing              (11,957)       (8,794)
                                                        ---------     ---------

 Standardized measure of future net                     $ 118,805     $ 154,655
                                                        =========     =========
 Equity in standardized measure of equity method
   investees                                            $  43,822     $  52,001
                                                        =========     =========

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31:

                                                            2003          2002
                                                          --------      --------

Standardized measure, beginning of period                 $154,655      $     --
Net changes in prices and production costs                  46,021            --
Future development costs                                        --            --
Revisions of previous quantity estimates                    91,356            --
Extension of reservoir                                    (188,693)           --
Sale of reserves in place                                   15,466)           --
Accretion of discount                                           --            --
Changes in income taxes, net                                    --            --
Purchased reserves                                              --       154,655
                                                          --------      --------
Standardized measure, end of period                       $118,805      $154,655
                                                          ========      ========
Equity in standardized measure of equity method
 investees                                                $ 43,822      $ 52,001
                                                          ========      ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BPK RESOURCES, INC.

Date: April 14, 2004                    /s/ John B. Connally, III
                                        ----------------------------------------
                                        John B. Connally, III
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----


/s/ John B. Connally, III       President, Chief Executive       April 14, 2004
-------------------------       Officer and Director
John B. Connally, III


/s/ Cecile T. Coady             Secretary, Treasurer,            April 14, 2004
-------------------------       Principal   Financial Officer
Cecile T. Coady                 and Principal Accounting
                                Officer

/s/ Wes Franklin                Director                         April 14, 2004
-------------------------
 Wes Franklin

                                  EXHIBIT INDEX


EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

3.5                  Certificate of Designation of Series B Convertible
                     Preferred Stock

3.6 Amended and Restated Certificate of Designation of Series A 10% Convertible Preferred Stock

14.1                 Code of Business Conduct and Ethics

21                   Subsidiaries of the Registrant

31.1                 Certificate   of  CEO  of  Registrant   required  by  Rule
                     13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1                 Certificate   of  CEO  of  Registrant   required  by  Rule
                     13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2 Certificate of Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended