Form 10QSB
period 2004-03-31
BPK RESOURCES INC
filed 2004-05-24
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 2004

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ______________

                          Commission file no. 000-27339

                               BPK RESOURCES, INC.
            ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                NEVADA                                   88-0426887
---------------------------------------    -------------------------------------
    (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                  Identification No.)


                           111 PRESIDENTIAL BOULEVARD,
                                    SUITE 158
                              BALA CYNWYD, PA 19004
             ------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 771-0234
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [    ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 47,459,503 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 20, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets (unaudited)               3


              Condensed Consolidated Statements of Operations - (unaudited)   4


              Condensed Consolidated Statements of Cash Flows - (unaudited)   5


              Notes to Condensed Consolidated Financial Statements            6


Item 2.  Management's Discussion and Analysis or Plan of Operations           18

Item 3. Controls and Procedures                                               24

PART II. OTHER INFORMATION

Item 2. Changes In Securities and Small Business Issuer
        Purchases of Equity Securities                                        25

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 5. Other Information                                                     26

Item 6. Exhibits and Reports on Form 8-K                                      27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets

                      ASSETS

                                                                                       March 31,          December 31,
                                                                                         2004                2003
                                                                                     ------------        ------------
                                                                                      (Unaudited)          (Audited)
Current assets
   Cash and cash equivalents                                                         $     87,173        $     15,832
   Accounts receivable                                                                     14,000              15,050
   Accounts receivable - related party                                                    154,926             154,926
   Notes and interest receivable                                                           65,310              64,309
   Prepaid expenses                                                                        48,266              87,421
                                                                                     ------------        ------------

Total current assets                                                                      369,675             337,538

Developed oil and gas interests net, using successful efforts                              46,617              46,617
Oil and gas properties, cost not being amortized                                          312,537             310,991
Investment in limited partnerships                                                        927,149             940,667
                                                                                     ------------        ------------

                                                                                     $  1,655,978        $  1,635,813
                                                                                     ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                             $    713,883        $    735,126
   Accounts payable and accrued expenses - related party                                  382,109             392,707
   Payables for oil and gas interests - related party                                      25,010              25,010
   Notes Payable                                                                            8,178               8,178
   Notes payable - related party                                                          763,000           1,178,365
   Dividends payable on Series A preferred                                                399,708             309,708
   Convertible debentures, net of discounts                                             1,611,276           1,998,768
                                                                                     ------------        ------------

Total current liabilities                                                               3,903,164           4,647,862

Series A Preferred Stock, Subject to Mandatory Redemption                               3,600,000           3,600,000
                                                                                     ------------        ------------

Total Liabilities                                                                       7,503,164           8,247,862
                                                                                     ------------        ------------

Commitments and contingencies

Minority interest                                                                              --                  --

Stockholders' Deficit
    Preferred stock, Series A, $.001 par value authorized 10,000,000 shares;
      5,538,461 shares issued and outstanding as of March 31, 2004 and
      December 31, 2003                                                                        --                  --
    Preferred stock, Series B, $.001 par value authorized 15,000,000 shares;
      829,755 shares issued and outstanding as of March 31, 2004 and 0 at
      December 31, 2003                                                                       830                  --
   Common stock, $.001 par value authorized 100,000,000 shares;
      16,067,198 shares issued, issuable and outstanding as of March 31, 2004
      and 14,617,198 at December 31, 2003                                                  16,067              14,617
   Additional paid in capital                                                           9,364,568           3,755,008
   Deferred compensation                                                                   (1,833)             (2,083)
   Less stock subscription receivable                                                     (30,000)                 --
   Deficit accumulated during development stage                                       (15,196,818)        (10,379,591)
                                                                                     ------------        ------------

Total stockholders' equity (deficit)                                                   (5,847,186)         (6,612,049)
                                                                                     ------------        ------------

                                                                                     $  1,655,978        $  1,635,813
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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                 April 2, 1997
                                                                 Three Months Ended               (Inception)
                                                                      March 31,                        to
                                                          --------------------------------          March 31,
                                                              2004                2003                2004
                                                          ------------        ------------        ------------
Revenues                                                  $      5,905        $     82,879        $    424,648
                                                          ------------        ------------        ------------

Operating expenses
   Production expenses                                           2,171              24,118             205,682
   Depletion and amortization                                       --              53,423             448,271
   Impaired properties                                              --                  --           2,535,979
   General and administrative- related party                    22,500              22,500             212,130
   General and administrative                                  140,025             289,554           1,779,964
                                                          ------------        ------------        ------------

Total operating expenses                                       164,696             389,595           5,182,026
                                                          ------------        ------------        ------------

Loss from operations                                          (158,791)           (306,716)         (4,757,378)
                                                          ------------        ------------        ------------

Other (income) expense
   Interest income                                              (1,001)             (1,315)            (42,822)
   Interest expense                                            212,111             394,240           2,665,721
   Interest expense - Series A Preferred                        90,000                  --             271,489
   Gain on extinguishment debt                                (316,499)                 --            (316,499)
   Loss on sale of stock                                            --                  --           2,664,573
   Partnership investment loss                                  21,518               7,324           1,067,916
                                                          ------------        ------------        ------------

Total other expenses, net                                        6,129             400,249           6,310,378
                                                          ------------        ------------        ------------

Loss before minority interest                                 (164,920)           (706,965)        (11,067,756)

Minority interest                                                   --               1,600               3,700
                                                          ------------        ------------        ------------

Net loss after minority interest                              (164,920)           (705,365)        (11,064,056)
Cumulative effect of change in Accounting Principle                 --                  --             647,764
                                                          ------------        ------------        ------------

Net Loss                                                      (164,920)           (705,365)        (10,416,292)

Preferred dividend on series A preferred stock               4,652,307              30,000           4,780,526
                                                          ------------        ------------        ------------

Net loss to common shareholders                           $ (4,817,227)       $   (735,365)       $(15,196,818)
                                                          ============        ============        ============

Basic and diluted loss per common share                   $      (0.31)       $      (0.05)       $      (1.89)
                                                          ============        ============        ============

Basic and diluted weighted average common
 shares outstanding                                         15,301,981          14,318,297           8,041,084
                                                          ============        ============        ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                April 2, 1997
                                                                Three Months Ended               (inception)
                                                                     March 31,                        to
                                                           ------------------------------          March 31,
                                                              2004                2003               2004
                                                           -----------        -----------        -----------
Net cash used in operating activities                      $  (190,113)       $  (336,416)       $(1,671,613)
                                                           -----------        -----------        -----------

Cash flows from investing activities
     Advances                                                       --            (30,000)          (242,700)
     Repayment from unrelated party                                 --                 --            166,600
     Loan to unrelated party                                        --                 --            (50,000)
     Loan to related party                                          --                 --            (13,650)
     Proceeds from sale of marketable securities                    --                 --          1,735,897
     Purchases of marketable securities                             --                 --            (22,268)
     Purchase of limited partnership, net of cash                   --           (146,821)          (146,821)
     Purchase of oil and gas interests                          (1,546)                --           (852,173)
     Investment in limited partnerships                         (8,000)                --         (1,942,728)
     Distribution from limited partnerships                         --             37,232             37,232
                                                           -----------        -----------        -----------

Net cash used in investing activities                           (9,546)          (139,589)        (1,330,611)
                                                           -----------        -----------        -----------

Cash flows from financing activities
     Issuance of debt                                               --            207,000          2,252,854
     Issuance of debt - related party                           41,000                 --          1,873,053
     Repayment of debt                                              --                 --           (788,000)
     Repayment of debt - related party                              --            (20,000)        (1,606,688)
     Offering costs                                                 --                 --            (97,500)
     Issuance of common stock, net of offering costs           230,000            305,000          1,452,478
     Collection of minority subscription receivable                 --                 --              3,200
                                                           -----------        -----------        -----------

Net cash provided by financing activities                      271,000            492,000          3,089,397
                                                           -----------        -----------        -----------

Net increase in cash and cash equivalents                       71,341             15,995             87,173

Cash and cash equivalents, beginning of period                  15,832             26,980                 --
                                                           -----------        -----------        -----------

Cash and cash equivalents, end of period                   $    87,173        $    42,975        $    87,173
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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company continues to utilize Accounting Principles Board ("APB") No. 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months ended March 31, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been as follows:


                                                     Three Months Ended
                                                        September 30,
                                                 ------------------------------
                                                    2004               2003
                                                 -----------        -----------
Net loss, to common stockholders as
  Reported                                       $(4,817,227)       $  (735,365)

Add: Stock-based employee compensation
     expense included in reported
     net income determined under APB
     No. 25, net of related tax effects                  250                223
Deduct:  Total stock-based employee
    compensation expense determined
    under fair-value-based method for all
    awards, net of related tax effects                    --            (99,500)
                                                 -----------        -----------

Pro forma net income to common
  stockholders                                   $(4,816,977)       $  (834,642)
                                                 -----------        -----------

Earnings per share:
     Basic - as reported                         $     (0.31)       $     (0.05)
     Basic - pro forma                           $     (0.31)       $     (0.06)

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 2 - DESCRIPTION OF BUSINESS

NATURE OF OPERATIONS

The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a Texas corporation and a related party, to assist and advise the Company regarding the identification and leasing of properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. The Company's properties are primarily located in Texas, specifically, Jefferson County. The Company also has investments in Louisiana and Thailand.

During the first quarter 2004, the Company's and CSR-Hackberry Partners, LP main producing well, the Hooks State well #1, was offline for maintenance. The well was brought back online in April 2004.

NOTE 3 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

Included below is the Company's investments and activity in oil and gas activities which consisted of the following at March 31, 2004:

                                                            Accumulated
                                          Total Cost of     Depletion and        Net
                                           Oil and Gas       Impairment         Capital
                                            Properties       Allowance          Assets
                                            ----------       ----------       ----------
Unproved properties acquisition costs       $1,716,341       $1,403,804       $  312,537
Proved properties acquisition costs          1,626,912        1,580,295           46,617
Well and development costs                          --               --               --
Drilling in progress                                --               --               --
                                            ----------       ----------       ----------

Net                                         $3,343,253       $2,984,099       $  359,154
                                            ==========       ==========       ==========

Included below is the Company's investments and activity in oil and gas activities which consisted of the following at December 31, 2003:

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
                                            ==========       ==========       ==========

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (Continued)

                                                   Touchstone
                                                    Resources
                                                      2001 -
                                                    Hackberry       Louisiana
                                                    Drilling          Shelf             PHT
                                  PH Gas, LP        Fund, LP       Partners, LP      Partners, LP     LS Gas, LLC         Total
                                 -----------      -----------      -----------       -----------      -----------      -----------
Ownership Percentage                   29.95%           10.26%             9.9%             4.25%             2.0%

Original Cost Basis              $   269,700      $   403,997      $   913,500       $    78,693      $   142,000      $ 1,807,890
Pro-rata share of gain (loss)
                                     (35,546)        (333,396)        (448,393)               --               --         (817,335)
Cash Distributions                   (10,000)         (39,906)         (13,500)               --               --          (63,406)
                                 -----------      -----------      -----------       -----------      -----------      -----------

               Total             $   224,154      $    30,695      $   451,607       $    78,693      $   142,000      $   927,149
                                 ===========      ===========      ===========       ===========      ===========      ===========

The following table represents the Investment in Limited Partnership at December 31, 2003:

                                                Touchstone
                                                Resources
                                                  2001 -
                                                Hackberry       Louisiana
                                                Drilling          Shelf             PHT
                              PH Gas, LP        Fund, LP       Partners, LP      Partners, LP     LS Gas, LLC         Total
                             -----------      -----------      -----------       -----------      -----------      -----------
Ownership Percentage               30.12%           10.26%            9.90%             4.23%             2.0%

Original Cost Basis          $   263,900      $   403,997      $   913,500       $    76,493      $   142,000      $ 1,799,890
Pro-rata share of loss           (27,972)        (320,210)        (447,635)               --               --         (795,817)
Cash Distributions               (10,000)         (39,906)         (13,500)               --               --          (63,406)
                             -----------      -----------      -----------       -----------      -----------      -----------

               Total         $   225,928      $    43,881      $   452,365       $    76,493      $   142,000      $   940,667
                             ===========      ===========      ===========       ===========      ===========      ===========


CSR-WAHA PARTNERS, L.P.

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware Limited Partnership from Endeavour International Corporation, formerly known as Continental
Southern Resources, Inc. ("CSOR"), a related party. The purchase price of $2,000,000 consisted of $150,000 which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the Company's common stock. The note term was subsequently extended to June 30, 2004 in consideration of 100,000 shares of the Company's common stock. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. The Company and CSOR had one common director who was the President of the Company at the time the transaction was completed.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (continued)

As of March 31, 2004, CSR-WAHA owed the operator of the wells approximately $384,000 and had not made a payment to the operator since 2002. As a result of not paying the operator, CSR-WAHA did not receive any royalty checks from the operator, nor did it receive any production data or reserve estimates and was, therefore, unable to determine the amounts of proved reserves available as of March 31, 2004 or December 31, 2003. CSR-WAHA has recorded an impairment charge of $938,592 during 2003 as a result of certain wells going offline by the end of 2003. In addition, the Company has recorded an impairment charge of $1,235,248 on its investment in CSR-WAHA during 2003. Because of these factors, CSR-WAHA has reflected its remaining capitalized costs as unproved property acquisition costs in the amount of $312,537 and $310,910 as of March 31, 2004 and December 31, 2003, respectively.

The Company accounts for its investment in CSR Waha Partners, L.P. using the consolidation method.

PH GAS, L.P. - SELECTED INFORMATION

On February 29, 2004 the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions of which the Company contributed $5,800 during the first quarter of 2004. The Company's interest decreased from 30.1 % to approximately 30.0% as other partners contributions were greater than the Company's.

The Company is not subject to capital calls in connection with its limited partnership interest in PH Gas, L.P. However, PH Gas, L. P. is subject to cash calls from its investment in APICO, LLC ("APICO"), as explained below. If PH Gas, L. P. does not meet its cash calls, then the Company's investment in PH Gas, L.P. may become impaired. The APICO membership agreement provides that PH Gas, L.P. and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PH Gas, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' interests for 1% of their original purchase price.

During February 2004, APICO issued capital calls of $200,000 to its members for exploration costs in the PhuHorm prospect. PH Gas, L.P.'s portion of this call was $19,520. As of March 31, 2004, PH Gas paid $19,520 related to its portion of the capital call.

The Company accounts for this interest using the equity method.

PHT PARTNERS, L.P. - SELECTED INFORMATION

On August 14, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC the general partner. The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company received a limited partnership interest of 4.1% in exchange for a $50,000 capital contribution in 2002 and additional contributions of $2,200 and $26,493 in the first quarter of 2004 and during 2003, respectively. On August 27, 2003, the limited partnership agreement of PHT Partners, L.P. was amended to reflect additional partners' capital contributions, which increased the Company's interest to 4.2%. PHT invested a total of $1,786,823 in APICO as of December 31, 2003, in return for 883 units, which represented a 21.54% interest.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS (continued)

The Company is not subject to capital calls in connection with its limited partnership interest in PHT Partners, L.P. However, PHT Partners, L. P. is subject to cash calls from its investment in APICO as explained below. If PHT Partners, L. P. does not meet its cash calls, then the Company's investment in PHT Partners, L.P. may become impaired. The APICO membership agreement provides that PHT Partners, L.P. and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT Partners, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

The Company accounts for this interest using the cost method.

NOTE 4 - NOTES PAYABLE

Notes payable and convertible notes consisted of the following at:

                                                  March 31,         December 31,
                                                    2004               2003
                                                 -----------        -----------
12% Secured convertible note                     $ 2,070,000        $ 2,100,000
10% Promissory note                                    8,178              8,178
10% Promissory note - related party                  763,000            722,000
Approx. 6% Loan Facility - related party                  --            456,365
                                                 -----------        -----------
                                                   2,841,178          3,285,543

     Less unamortized discount                      (458,724)          (101,232)
                                                 -----------        -----------

                                                 $ 2,382,454        $ 3,185,311
                                                 ===========        ===========

12% SECURED CONVERTIBLE NOTE

In April 2002 and subsequently in July 2003, the Company entered into two loan agreements pursuant to which it borrowed a total of $2,100,000 from Trident Growth Fund, L.P. ("Trident"). The Company's obligation to repay the loans are evidenced by 12% convertible promissory notes and are secured by substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests in the Company's oil and gas wells. The loans bear interest at 12%, payable monthly and originally matured on October 31, 2003, and were subsequently amended to extend the maturity dates June 30, 2004 and July 31, 2004. Trident, in its sole discretion has the right to convert any or all of the outstanding loan principal balance plus accrued interest into shares of the Company's common stock at an original conversion rate of $1.00 per share. As an inducement to make the loans and extend their maturity dates, the Company issued Trident warrants to purchase a total of 520,000 shares of the Company's common stock, with initial exercise prices ranging from $1.00 to $0.38 per share and a term of 10 years. Included in the loan agreement were certain financial covenants which the Company was required to comply with.

The conversion rate of the note and exercise price of the warrants is subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs were amortized over the term of the original loan.

In January 2003 the conversion price of the loan and warrants were reset to $0.55 per share.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - NOTES PAYABLE (continued)

In March 2003, the Company issued Trident warrants to purchase 25,000 shares of the Company's common stock as an inducement to waive the financial covenants until December 2003. The warrants had an original exercise price of $0.55 per share and were to originally expire in April 2002.

In July 2003, the conversion price of the loan and warrants were reset to $0.38 per share.

Based on the warrant price reset in July 2003, the Company recorded $15,000 and $38,200 in financing costs for the March 2003 covenant waiver and July 2003 original loan extension to June 30, 2004, which are being amortized over the life of the respective extensions.

In November 2003, Trident granted the Company a waiver of time to meet the financial covenants within the loan agreements until their maturity in July 2004.

In February and March 2004, the conversion price of the loan and warrants were reset to $0.20 and $0.13 per share, respectively.

Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from the original issuances of the convertible promissory notes and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $225,000 for the 300,000 warrants issued with the original convertible loan from April 2002 and $39,600 for the 120,000 warrants issued for the additional loan in July 2003. A beneficial conversion discount of $1,275,000 for the original convertible note was recorded in 2002. In 2003 the Company recorded a beneficial conversion feature of 118,547 as the second loan from Trident. The Company recorded an additional $481,684 beneficial conversion feature in 2004 related to the reset of the conversion price. The Trident promissory notes were convertible into common shares of stock at a rate of $0.55 and $0.38 and $0.20 per share while the prevailing stock share price was $1.00, $0.43 and $0.27, respectively. As of March 31, 2004, December 31, 2003 and March 31, 2003, the Company amortized $124,192, $1,275,833 and $280,824, respectively of the discount related to the value of the warrant and beneficial conversion feature as interest expense.

In February 2004, Trident exercised its rights under the loan agreements and converted $30,000 of principal into 150,000 shares of common stock of the Company. As of March 31, 2004, $2,070,000 of principal remained outstanding under the notes.

10% PROMISSORY NOTES - RELATED PARTY

As of March 31, 2004, CSR-Hackberry Partners, LP had borrowed $25,000 from CSOR with interest payable at 10% per annum and is due on demand. As of March 31, 2004, the Company had accrued $2,375 of interest under the promissory note. The Company and CSOR had one common director on their Board of Directors who also served as president of the Company.

In January 2003, the Company financed $1.5 million of the purchase price of CSR-Waha Partners, LP with a promissory note issued to CSOR. The note bears interest at the rate of 10% per annum and initially matured on April 30, 2003, with an option provision to extend the maturity date. On April 30, 2003, the Company exercised its extension rights and extended the maturity date of the note to June 30, 2004. In consideration for the extension, the Company issued CSOR 100,000 shares of the Company's commons stock. The Company recorded financing costs of $47,000 in connection with the extension and is amortizing the costs over the life of the extension. As of March 31, 2004, the remaining outstanding principal balance of the loan was $670,000.

OTHER NOTES PAYABLE

During January 2004, the Company borrowed an additional $41,000 from 1025 Investments and issued various 3% demand promissory notes for a total outstanding principal balance of $47,000 as of March 31, 2004.

As of March 31, 2004, the Company had other demand notes totaling $29,178.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - NOTES PAYABLE (continued)

LIBOR LOAN FACILITY

In connection with the investment transaction in April 2003 with Ocean Resource Capital Holdings, Ltd ("ORCH"), the Company borrowed $587,053 under a loan facility with a maturity date of May 31, 2003. The loan facility bears interest at the rate of the London Inter-Bank Offering Rate ("LIBOR") at the end of each month the loan is outstanding plus two percent. The loan facility was secured by the shares issued to the Company by ORCH. The Company also incurred an arrangement fee of 4% on the amount of each draw on the facility. In August 2003, the Company repaid $130,687 of principal. On February 27, 2004, the Company satisfied all its outstanding indebtedness to ORCH, including the loan facility, all accrued and unpaid interest and the arrangement fee totaling $504,348 through the issuance of 829,755 shares of Series B Convertible Preferred Stock plus warrants to acquire 150,000 shares of common stock of the Company (see Note 6).

NOTE 5 - MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2003, the Company's Board of Directors designated 5,538,461 of the 10,000,000 shares of its preferred stock as mandatorily redeemable preferred stock to be non-voting Series A 10% Convertible Preferred Stock, all of which are outstanding. The holders of shares of this stock will be entitled to receive dividends at a rate of 10% per annum which accrue from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends have preference over common stock cash dividends. The total amount of dividends accrued at March 31, 2004 was $399,708.

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

On February 27, 2004, BP Investments, LP ("BP") entered into an agreement to purchase 5,538,461 shares of the Company's Series A Convertible Preferred Stock from ORCH. Subsequent to the sale, on March 23, 2004, the Company authorized certain amendments to the certificate of the designation of the Series A Convertible Preferred Stock. The restriction limiting the number of shares convertible by the holder of the Series A Convertible Preferred stock to an amount that would result in the holder beneficially owning less than 4.99% of the issued and outstanding common stock was eliminated. The conversion rate was also increased from one share of Series A Convertible Preferred convertible into one share of common stock to one share of Series A Convertible Preferred Stock convertible into five shares of common stock. On the date of change in the conversion rate of the Series A Shares, the closing price of the common stock of the Company was $0.21 per share. As of March 31, 2004 the Company has recorded a preferred dividend which amounted to $4,652,307 based on the value of the additional shares of common stock issuable on conversion at the new conversion rate.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - STOCKHOLDERS' EQUITY

In January 2004, the Company commenced raising capital through a private offering of up to 7,500,000 shares of common stock, $.001 par value per share, and warrants ("Warrants") to acquire up to 3,750,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.40 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment, for a period of three years from the date of issuance. In February 2004, the Company sold a total of 650,000 units for $260,000 of which all but a $30,000 subscription receivable had been received.

In January 2004, Trident exercised its conversion rights and converted $30,000 of principal from its convertible notes payable into 150,000 shares of the Company's common stock.

On February 27, 2004 the Company entered into a securities purchase agreement with ORCH, whereby ORCH purchased 829,755 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.55 per share which expire on February 27, 2007. On the date of issuance, the closing price of the common stock of the Company was $0.21 cents per share. Based on this closing price, the Company valued the Series B Convertible Preferred Stock in the amount of $174,249 and using the Black-Scholes model, valued the warrants at $13,600 for total consideration of $187,849. In consideration for the Series B Convertible Preferred Stock and warrants, ORCH agreed to cancel the total outstanding principal balance on the Libor Loan Facility and to waive the interest payable and the arrangement fee on the facility, the total of which amounted to $504,348 as of February 27, 2004. Under the guidance of Financial Accounting Standard 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company recorded a gain in the amount of the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities issued to satisfy those liabilities, which amounted to $316,499 as of March 31, 2004.

The Series B Convertible Preferred Shares are non-voting and automatically convert to common stock of the Company upon the bankruptcy or dissolution of the Company. The holder of the Series B Convertible Preferred Stock may convert one preferred share into one share of common stock at any time, subject to adjustment. The Company may redeem the Series B Convertible Preferred Shares for $0.01 per share upon 30 days written notice provided that (i) the average of the closing bid price of the Company's common stock is in excess of $1.00 per share for twenty (20) trading days preceding the date of the redemption notice and
(ii) the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are either subject to an effective registration statement or transferable pursuant to rule 144(k) promulgated under the Securities Act of 1933. The redemption notice shall call upon each holder of Series B Convertible Preferred Stock to either surrender the Series B Convertible Preferred Stock held or convert it to common stock prior to the date of redemption.

STOCK WARRANTS

The Company had the following warrants outstanding to purchase its common stock at March 31, 2004:

         Expiration Date            Exercise Price           Shares
         ---------------         --------------------      -----------------

         April 2004                      $   1.25                310,000
         July 2008                       $   0.13                120,000
         April 2012                      $   0.13                425,000
         November 2005                   $   0.60                702,666
         February 2007                   $   0.55                150,000
         February 2007                   $   0.30                650,000
                                                           -----------------

         Common Stock                                          2,357,666
                                                           =================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

The Company had the following outstanding common stock options to purchase its securities as of March 31, 2004:

                                               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                        ---------------------------------------------------------------  ---------------------------------------
                             Number of                  Weighted            Weighted          Number               Weighted
 Range of                Outstanding Shares              Average            Average       Exercisable at           Average
 Exercise                   at March 31,                Remaining           Exercise        March 31,              Exercise
  Prices                        2004                  Contract Life          Price             2004                 Price
------------------      ----------------------    ------------------   ----------------  ------------------    -----------------
       $     0.40                      25,000                   1.50           $  0.40              25,000            $ 0.40

       $     0.65                     700,000                   2.08           $  0.65             700,000            $ 0.60

NOTE 7 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the three months ending March 31, 2004 and March 31, 2003, the total number of potentially dilutive shares excluded from diluted net loss per common share were 41,954,726 and 10,603,400, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

The Company entered into a consulting agreement with ESC Consulting Services Corp. on May 31, 2002. This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month. The Company incurred $18,000 of consulting expense as of March 31, 2004 and March 31, 2003. The president of ESC Consulting is a director and sole officer of the Company.

In April 2003, Mark Bush, president of Touchstone Resources USA, Inc., resigned as director of the Company. Mr. Bush is also the managing member of LS Gas, LLC, which is the general partner of Louisiana Shelf Partners, L.P. In addition, he owns a 25% membership interest in PHT Gas, LLC which until March 2004, was the general partner of PHT Partners, L.P., PH Gas, L.P., BPK South Valentine Partners, L.P. and CSR-Hackberry Partners, L.P.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred net losses to common stockholders of $4,817,227 for the quarter ended March 31, 2004 and $15,196,818 for the period April 2, 1997 (date of inception) to March 31, 2004. These net losses included non-cash charges related to services provided, amortization of debt discount and loan cost and preferred dividends of $7,137,024 since inception. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in its development state and has significant debt obligations to repay and its current liabilities exceed its current assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interest and to acquire additional properties.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - GOING CONCERN (continued)

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at March 31, 2004:

                                              Touchstone
                                             Resources-2001         Louisiana
                                               Hackberry              Shelf
                             PH Gas, LP     Drilling Fund, LP      Partners, LP
                            ------------       ------------        ------------

Total Assets                $    748,879       $    153,458        $  5,188,028
                            ============       ============        ============

Total Liabilities           $         --       $    140,867        $    290,822
                            ============       ============        ============

Results of Operations
   Sales                              --              2,768                  --
   Gross profit                       --           (128,514)                 --
   Net income (loss)        $    (25,290)      $   (128,525)       $     (7,663)

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at March 31, 2003:

                                              Touchstone
                                             Resources-2001         Louisiana
                                               Hackberry              Shelf
                             PH Gas, LP     Drilling Fund, LP      Partners, LP
                            ------------       ------------        ------------

Total Assets                $   498,493        $   214,905        $ 5,724,756
                            ===========        ===========        ===========

Total Liabilities                50,000            193,063              6,912
                            ===========        ===========        ===========

Results of Operations
   Sales                             --             98,991                 --
   Gross profit                      --             66,030                 --
   Net income (loss)        $    (7,666)       $   (47,097)       $    (9,972)

NOTE 12 - SUBSEQUENT EVENTS

On April 12, 2004, BP Investments exercised its rights and converted 100% of the outstanding shares of Series A Convertible Preferred Stock into 27,692,305 shares of common stock of the Company, which had the effect of a change in control of the Company, since this represented approximately 65% of the issued and outstanding common stock of the Company on that date.

In April 2004, the Company entered into an Assignment and Assumption Agreement with Montex Exploration, Inc. ("Montex") (the "Agreement"), whereby BPK has assumed all of the rights and responsibilities of Montex pursuant to a letter of Intent entered into by Montex with Bell Coast Capital Corp. ("Bell Coast") with respect to exploration of the Shadow Mountain Project in Mongolia ("the Property"). Under the terms of the Agreement, BPK can earn up to a 50% interest in the Property by contributing $CDN 2.4 Million in exploration costs within 18 months of the signing of the Agreement. BPK paid total consideration of $184,000 and 5,000,000 shares of BPK common stock to Montex in consideration for the assignment and for reimbursement of funds advanced pursuant to the Agreement.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 12 - SUBSEQUENT EVENTS  (continued)

The Shadow Mountain Property is a copper and gold mining prospect, which is composed of two licenses totaling 55,219 ha (approximately 138,000 acres) in the South Gobi Province of Mongolia. The Company has entered the mining industry with this acquisition

In April 2004, the Company entered into a Securities Purchase Agreement with Ritchie Long/Short Trading, Ltd., a Cayman Islands exempted company ("Ritchie Trading"). Under the Securities Purchase Agreement, Ritchie Trading purchased from the Company 1,250,000 Units, resulting in gross proceeds to the Company of $500,000. Each unit consists of two shares of common stock of the Company and one warrant to acquire one share of common stock of the Company with an exercise price of $0.30 cents per share and an expiration date three years from the date of grant.

In April 2004, the Company's President and Chairman of the Board resigned and was replaced by the existing secretary and treasurer of the Company.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

      This report includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

      Unless the context otherwise requires, references to the "Company", "BPK", "we", "us" or "our", mean BPK Resources, Inc. or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

      We are primarily in the business of acquiring, exploring and developing natural gas and oil properties. We have directly, through our consolidated subsidiaries, and through equity interests in limited partnerships and limited liability companies, acquired leasehold interests in prospects in Texas, Louisiana and Thailand. We recently diversified our holdings by purchasing mineral exploration rights in the South Gobi Province of Mongolia. During the next twelve (12) months, we will continue to evaluate additional property interests in Texas, Louisiana and other traditional oil and gas producing states in the southwestern United States, and in oil, gas or mining projects throughout the world. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas, oil or minerals discovered.

      In furtherance of this plan, we intend to continue to subcontract the performance of substantially all of the physical operations at our properties. As a result, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ. We intend to play an active role in evaluating prospects, and providing financial and other management functions with respect to each of our properties.

BUSINESS STRATEGY

      We seek to create shareholder value by building oil, gas and mineral reserves, production revenues and operating cash flow. This strategy consists of three distinct components. First, developing reserves and generating revenue through the exploration and development of our existing oil and gas prospects in Louisiana, Texas and Thailand, and our mining project in Mongolia. Second, completing selective acquisitions of additional oil and gas properties both offshore and onshore in Texas, Louisiana and other traditional oil and gas producing states in the southwestern United States, and additional mining projects in traditional mineral producing properties throughout the world. Third, selling all or part of our interests in certain of our partnerships or limited liability companies or all or part of leasehold interests we own to realize immediate capital and limit or eliminate future risk associated with such projects. As of the date of this report, we have not sold any such interests and none of our projects have any wells producing oil or gas in commercial quantities.

      Successful execution of this strategy depends on our ability to identify and acquire oil, gas and mineral reserves on a cost-effective basis and thereafter, to either develop or sell properties in which we have an interest. We believe that effective reserve assessment analysis, engineering and surveying of potential prospects in a timely and cost-efficient basis and the ability to generate capital, either from operations or sales of our debt or equity securities, to exploit available opportunities, are the most important factors to successfully execute our plan.

      We will continue to rely on third parties for substantially all operational activities. We rely on Touchstone Resources USA, Inc., a Texas corporation, the executive vice president of which sits on our board of directors, to assist and advise us regarding the identification and leasing of oil and gas properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. We will also rely upon various third parties to drill wells, deliver any gas or oil that is discovered to the ultimate purchasers and assist us in the negotiation of all sales contracts with purchasing parties.

      We currently rely on Bell Coast Capital Corp ("Bell Coast") to oversee operations at the Mongolian mining property. Bell Coast, in turn, relies on various surveyors experienced in Mongolian logistics and operations.

      Our ability to generate future revenues and operating cash flow will be dependent on the successful development of our inventory of capital projects, the volume and timing of any production, our ability to acquire and dispose of our prospects, as well as commodity prices for oil, gas and minerals. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We may increase or decrease our planned activities for 2004, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

      In order to strengthen our balance sheet and put us in a better position to raise the capital necessary to continue to execute our business plan, since January 1, 2004, we negotiated the conversion of approximately $460,000 of our outstanding term indebtedness and $40,000 of accrued interest and loan arrangement fees into preferred equity and $3,600,000 face amount of outstanding preferred stock subject to mandatory redemption into common stock. In addition, we recently announced our intention to divest certain of our oil and gas interests in exchange for the conversion of approximately $3,000,000 of our outstanding indebtedness. Although this will require us to divest prospects which may have substantial potential, we intend to retain some portion of our interest in such projects. We believe this action is necessary to provide us with the ability to fund capital calls and continue to acquire additional property interests.

      We are in the development stage, have significant debt obligations to repay, have current liabilities that exceed our current assets and have incurred substantial losses since inception. We will need significant funds during the next twelve months to meet cash calls on our various interests in oil, gas and mineral prospects and to acquire additional properties. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2003 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund existing and new opportunities and our long-term viability and growth will ultimately depend upon acquiring interests in successful projects, as to which there can be no assurances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

REVENUES

      We generated $5,905 of revenue during the three months ended March 31, 2004 as compared to $82,879 during the corresponding period in 2003. The revenue consisted of oil and gas sales from our net revenue interest in the Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect"). The sole operating well on the Hackberry Prospect was taken offline for maintenance during the three months ended March 31, 2004 and was brought back online in April 2004. We expect to continue to generate revenue from these and other interests during the remainder of 2004.

PRODUCTION EXPENSES

      Production expenses were $2,171 during the three months ended March 31, 2004, as compared to $24,118 during the three months ended March 31, 2003. The decrease was due to the production well in the Hackberry Prospect being taken offline.

      We did not incur any depletion and amortization expenses during the three months ended March 31, 2004 as compared to $53,423 of such expenses during the corresponding period in 2003.

      Likewise, we did not incur any impaired properties expense during the three months ended March 31, 2004 or during the corresponding period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses, including those from related parties, decreased $149,529 to $162,525 during the three months ended March 31, 2004 as compared to $312,054 for the corresponding period in 2003. The decrease was primarily due to a decrease in consulting expenses, professional fees and marketing expenses related to the development stage nature of our company. We expect general and administrative expenses to remain at current levels during the remainder of 2004.

OTHER (INCOME) AND EXPENSE

      Other expense decreased $394,120 to $6,129 during the three months ended March 31, 2004 as compared to $400,249 for the three months ended March 31, 2003. The decrease was primarily due to a $316,499 gain on extinguishment of debt resulting from our issuance of 829,755 shares of Series B Preferred Stock and warrants to acquire 150,000 shares of common stock issued in satisfaction of $504,348 of outstanding indebtedness and a $182,129 decrease in interest expense resulting from lower amortization of debt discounts in connection with loans from Trident Growth Fund, LP. The forgoing amounts were partially offset by $90,000 of interest expense representing accrued dividends on our Series A 10% Convertible Preferred Stock which contains a mandatory redemption feature.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the three months ended March 31, 2004 was $190,113 compared to $336,416 during the three months ended March 31, 2003. The primary use of cash in operating activities was to fund the net loss. Net cash used in investing activities for three months ended March 31, 2004 was $9,546 compared to $139,589 for three months ended March 31, 2003. The use of cash consisted of the purchase of oil and gas interests and investment in limited partnerships interests.

      Net cash provided by financing activities during three months ended March 31, 2004 was $271,000 compared to $492,000 during three months ended March 31, 2003 and consisted primarily of the issuance of common stock and warrants and the issuance of $41,000 of indebtedness to a related party.

      Working capital increased $688,835 during the three month period ended December 31, 2004 to a deficit of $3,533,489 as compared to a deficit of $4,310,324 as of December 31, 2003. This increase is primarily due to an increase in cash to $87,173 as compared to $15,832 at December 31, 2003 and an increase in debt discounts of approximately $458,000 at March 31, 2004 over December 31, 2003 and our satisfaction of the Ocean Resource Capital Holdings, Plc ("ORCH") indebtedness of approximately $504,000 through the issuance of our Series B Preferred Stock and warrants. These amounts were offset by a decrease in prepaid expenses from $87,421 to $48,266 at December 31, 2003 and an increase in dividends payable on our series A preferred stock to $399,708 from $309,708 at December 31, 2003.

      In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note was initially due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at an initial conversion price of $1.00 per share (currently $.13 per share as a result of adjustment pursuant to anti dilution provisions of the Convertible Note), and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants with which we are required to comply. In November 2003, Trident waived compliance with these covenants until maturity. During the first quarter of 2004, Trident converted $30,000 principal amount of the Convertible
Note into 150,000 shares of common stock.

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

      During the fourth quarter of 2002, we raised gross cash proceeds of $1,309,600 through the issuance and sale of our equity securities. We used the proceeds of these offerings to purchase our interests in Louisiana Shelf Partners, L.P. and CSR-WAHA Partners, L.P. In connection with our purchase of an interest in CSR-WAHA, we issued a $1,500,000 note which was initially due April 30, 2003 and subsequently extended to June 30, 2004 in consideration for which we issued 100,000 shares of common stock. The current outstanding principal balance of the note is $670,000.

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

      On March 14, 2003, we entered into a loan agreement with ORCH in which ORCH agreed to advance $600,000 against the contemplated sale of the ORCH shares. As of February 27, 2004, we owed $456,365 of principal to ORCH. On February 27, 2004, we issued 829,755 shares of our newly designated Series B Convertible Preferred Stock (the "Series B Shares") and warrants to purchase 150,000 shares of common stock to ORCH in consideration of the cancellation of all indebtedness due and owing ORCH. Each Series B Share is immediately convertible at the option of the holder into one share of common stock at an effective conversion price of $.55 per share.

      During the first quarter and April 2004, we raised gross cash proceeds of $700,000 through the issuance and sale of units at a purchase price of $.40 per unit. Each unit consisted of two shares of common stock and warrants to purchase an additional share of common stock at an exercise price of $.30 per share.

      The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

      We are in the development stage, have significant debt obligations to repay in 2004, and our current liabilities exceed our current assets. As of the date of this report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products. Specifically, PH Gas, L.P. and PHT Partners, L.P., limited partnerships in which we have an interest, are subject to capital calls in connection with their investments in APICO, LLC in the approximate amount of $1,800,000 during the first half of 2004 of which $200,000 has been paid. Failure to pay amounts due within 45 days after the due date, could result in such partnerships being forced to sell their interest for 1% of the total purchase price. Louisiana Shelf Partners, L.P., another limited partnership in which we have an interest, is subject to capital calls in the approximate amount of $1,500,000 over the next twelve months of which $486,000 has been funded to date. We also owe approximately $400,000 of drilling costs associated with our interest in CSR-Waha Partners, L.P. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. Under the terms of our recent assignment and assumption agreement, we can earn up to a 50% interest in the property rights of Bell Coast Capital Corp. in approximately 138,000 acres in the South Gobi Province of Mongolia. To earn this interest, we will be required to contribute up to CDN$2,400,000 over the next eighteen (18) months.

      In addition, the $2,070,000 outstanding principal amount of convertible notes payable to Trident and $670,000 note payable to CSOR Preferred Liquidation, LLC are due and payable June 30, 2004 and July 31, 2004, respectively. We intend to divest certain of our oil and gas interests in exchange for the conversion of these notes and other payables. As of the date this report, no such sales have been completed.

      We believe we will need approximately $6,000,000 to sustain operations at current levels, satisfy any capital calls and other expenses during the next twelve months. This amount does not include approximately an additional $3,000,000 to repay outstanding indebtedness due in 2004. Based on available cash resources, the cancellation of approximately $3,000,000 of indebtedness in exchange for certain of our oil and gas interests, proceeds from private offerings of our equity securities and projected revenue from our various oil, gas and mineral projects, we believe we will have sufficient funds to continue to meet such capital calls and operate at current levels for the next twelve months. However, if we locate additional prospects for acquisition, experience cost overruns at our existing prospects or fail to generate projected revenues, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs, to relinquish our interest in certain prospects or potentially liquidate all of our assets.

ITEM 3. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

SALES OF UNREGISTERED SECURITIES

      1. On April 2, 2004, we issued 1,250,000 units to Ritchie Long/Short Trading Ltd. at a purchase price of $.40 per unit in consideration of gross cash proceeds of $500,000. Each unit consisted of two (2) shares of common stock and one (1) common stock purchase warrant. The warrants are immediately exercisable at an exercise price of $.30 per share and terminate three years from the date of grant. The shares were issued in a private placement transaction to one accredited investor exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

      2. On April 12, 2004, we issued 27,692,605 shares of common stock to BP Investment Group, LLC. upon conversion of 5,538,461 shares of our Series A 10% Convertible Preferred Stock. The shares were issued in a private placement transaction to one accredited investor exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of Underwriting discounts or Commissions to any person

      3. On April 19, 2004, we issued 5,000,000 shares of common stock to Montex Exploration, Inc. in partial consideration for the purchase of certain rights transferred under an Assignment and Assumption Agreement. The shares were issued in a private placement transaction to one accredited investor exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

CHANGES IN SECURITIES

      SERIES B PREFERRED STOCK. By resolution dated on or about March 5, 2004, our Board of Directors designated 829,775 of our authorized but unissued shares of preferred stock as Series B Convertible Preferred Stock (the "Series B Shares"). All Series B Shares were issued at .55 per share and are immediately convertible at the option of the holder into one share of common stock. In the event of a liquidation or dissolution of the Company, the Series B Shares automatically convert into shares of common stock at an effective conversion price of $.55 per share. Except as provided in the Nevada General Corporation Law, holders of Series B Shares have no voting rights. We can redeem the Series B Shares at any time at our option at a redemption price of $.01 per share so long as (i) the average of the closing bid prices of our common stock during the twenty trading days preceding the redemption notice date equals or exceeds $1.00 per share; and (ii) the shares of common stock issuable upon conversion are either subject to an effective registration statement under the Securities Act of 1933, or transferable pursuant to Rule 144(k) promulgated thereunder.

      SERIES A PREFERRED STOCK. On March 24, 2004, we amended the certificate of designation of our Series A 10% Convertible Preferred Stock to (i) change the conversion price from one (1) share of common stock for each share of Series A Preferred stock to five (5) shares of common stock for each share of Series A Preferred Stock; and (ii) delete the prohibition against a holder converting such shares into more than 4.99% of our then outstanding shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      By written consent dated March 24, 2004, the sole holder of all 5,538,461 then outstanding shares of our Series A 10% Preferred Stock approved amendments to the Certificate of Designation of Series A Preferred Stock. The amendments consisted of increasing the number of shares of common stock each Series A share was convertible into from one (1) share to five (5) shares and deleting the prohibition against a holder converting such shares into more than 4.99% of our then outstanding shares of common stock.

ITEM 5. OTHER INFORMATION.

      On April 30, 2004, John P. Connally, III resigned from our Board of Directors and from the offices of President and Chief Executive Officer of the Company. Concurrent with his resignation, our Board of Directors appointed Cecile T. Coady to serve as the President and Chief Executive Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 to
                                                                  the Registrant's Registration Statement on
                                                                  Form 10-SB dated  December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registrant's Registration Statement on
                                                                  Form 10-SB dated  December 20, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Amendment to Articles of      Incorporated by reference to Exhibit 3.3 to
                     Incorporation filed October 21, 2002         the Registrant's Quarterly Report on Form
                                                                  10-QSB for the Quarter Ended September 30,
                                                                  2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series A 10%   Incorporated by reference to Exhibit 3.4 to
                     Convertible Preferred Stock                  the Registrants Annual Report on Form 10-KSB
                                                                  for the Year Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.5          Certificate of Designation of Series B       Incorporated by reference to Exhibit 3.5 to
                     Convertible Preferred Stock                  the Registrant's Annual Report on Form 10-KSB
                                                                  for the Year Ended December 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
        3.6          Amended and Restated Certificate of          Incorporated by reference to Exhibit 3.6 to
                     Designation of Series A 10% Convertible      the Registrant's Annual Report on Form 10-KSB
                     Preferred Stock                              for the Year Ended December 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Partial Assignment of Oil, Gas and Mineral   Incorporated by reference to Exhibit 10.2 to
                     Lease by and between Touchstone Resources,   the Company's Current Report on Form 8-K
                     Inc. and the Company dated April 25, 2002    dated May 13, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Agreement of Limited Partnership of          Incorporated by reference to Exhibit 10.3 to
                     Touchstone Resources - 2001 Hackberry        the Company's Current Report on Form 8-K
                     Drilling Fund, L.P.                          dated May 13, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Loan Agreement dated April 25, 2002 by and   Incorporated by reference to Exhibit 10.6 to
                     between the Company and Gemini Growth        the Company's Quarterly Report on Form 10-QSB
                     Fund, LP dated November 21, 2001             for the quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          12% Secured Convertible Note dated April     Incorporated by reference to Exhibit 4.2 to
                     25, 2002, issued to Gemini Growth Fund,      the Company's Quarterly Report on Form 10-QSB
                     L.P.                                         for the quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Warrant to purchase 150,000 shares of        Incorporated by reference to Exhibit 4.3 to
                     Common Stock dated April 25, 2002, issued    the Company's Quarterly Report on Form 10-QSB
                     to Gemini Growth Fund, L.P.                  for the quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Security Agreement dated April 25, 2002,     Incorporated by reference to Exhibit 10.7 to
                     by and between the Company and Gemini        the Company's Quarterly Report on Form 10-QSB
                     Growth Fund, L.P.                            for the quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 to
                     Common Stock issued to Mark A. Bush          the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 to
                     Common Stock issued to Wes Franklin          the Company's Annual Report on Form 10-KSB
                                                                  for the year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.8 to
                     Common Stock issued to John B. Connally,     the Company's Annual Report on Form 10-KSB
                     III                                          for the year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Form of Investment Agreement by and          Incorporated by reference to Exhibit 10.10 to
                     between the Company and Ocean Resources      the Company's Annual Report on Form 10-KSB
                     Capital Holdings, PLC  dated February 21,    for the year ended December 31, 2002
                     2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Limited Partnership Agreement of PH GAS,     Incorporated by reference to Exhibit 10.11 to
                     LP dated July 16, 2002                       the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Amendment to the Limited Partnership         Incorporated by reference to Exhibit 10.12 to
                     Agreement of PH GAS, LP dated April 26,      the Company's Quarterly Report on Form 10-QSB
                     2003                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Limited Partnership Agreement of             Incorporated by reference to Exhibit 10.13 to
                     CSR-Hackbery Partners, L.P. dated July 31,   the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Limited Partnership Agreement of PHT         Incorporated by reference to Exhibit 10.14 to
                     Partners, L.P. dated August 14, 2002         the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Limited Partnership Agreement of CSR-WAHA    Incorporated by reference to Exhibit 10.15 to
                     Partners, LP dated June 27, 2002             the Company's Quarterly Report on Form 10-QSB
                                                                  for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Amendment to The Limited Partnership         Incorporated by reference to Exhibit 10.16 to
                     Agreement of CSR-WAHA Partners, L.P. dated   the Company's Quarterly Report on Form 10-QSB
                     January 15, 2003                             for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Limited Partnership Agreement of Louisiana   Incorporated by reference to Exhibit 10.17 to
                     Shelf Partners, L.P. dated December 31,      the Company's Quarterly Report on Form 10-QSB
                     2002                                         for the quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         10% Promissory Note dated January 15,        Incorporated by reference to Exhibit 4.3 to
                     2003, issued to Continental Southern         the Company's Annual Report on Form 10-KSB
                     Resources, Inc.                              for the year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         First Amendment to Loan Agreement dated      Incorporated by reference to Exhibit 10.19 to
                     July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                     and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         12% Secured Convertible Note dated July      Incorporated by reference to Exhibit 10.20 to
                     29, 2003, issued to Trident Growth Fund,     the Company's Quarterly Report on Form 10-QSB
                     L.P.                                         for the quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         First Amended Security Agreement dated       Incorporated by reference to Exhibit 10.21 to
                     July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                     and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         First Amendment to 12% Secured Convertible   Incorporated by reference to Exhibit 10.22 to
                     Note (such original note dated April 25,     the Company's Quarterly Report on Form 10-QSB
                     2002), dated July 29, 2003, issued to        for the quarter ended June 30, 2003
                     Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Warrants to purchase 120,000 shares of       Incorporated by reference to Exhibit 10.23 to
                     Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                     to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Warrants to purchase 100,000 shares of       Incorporated by reference to Exhibit 10.24 to
                     Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                     to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         First Amendment to Warrants to purchase      Incorporated by reference to Exhibit 10.25 to
                     150,000 shares of Common Stock, dated July   the Company's Quarterly Report on Form 10-QSB
                     29, 2003, issued to Trident Growth Fund,     for the quarter ended June 30, 2003
                     L.P.
-------------------- -------------------------------------------- -----------------------------------------------
      10.26          Assignment and Assumption dated April 19,    Incorporated by reference to Exhibit 10.1 to
                     2004 by and between the Company and Mantex   the Company's Current Report on Form 8-K dated
                     Exploration, Inc.                            April 19, 2004
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certification by Principal Executive         Filed herewith
                     Officer and Principal Financial Officer
                     pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certification by Principal Financial         Filed herewith
                     Officer pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certification by the Principal Executive     Filed herewith
                     Officer and Principal Financial Officer
                     Pursuant to 18 U.S.C. Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------

      (b) Current Reports on Form 8-K filed during the three month period ended March 31, 2004:

      None

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BPK RESOURCES, INC.

Date: May 24, 2004                      /S/ CECILE T. COADY
                                        ----------------------------------
                                        Cecile T. Coady
                                        Chief Executive Officer, President
                                        and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

     31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended