Form 10QSB
period 2004-06-30
BPK RESOURCES INC
filed 2004-08-23
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: JUNE 30, 2004

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________ to ______________

                                   Commission file no. 000-27339
                                                       ---------

                               BPK RESOURCES, INC.
                     ---------------------------------------
                      (Exact Name of Small Business Issuer
                          as Specified in Its Charter)

                NEVADA                              88-0426887
---------------------------------------  ---------------------------------
   (State or Other Jurisdiction of                (IRS Employer
    Incorporation or Organization)             Identification No.)

                           111 PRESIDENTIAL BOULEVARD,
                                    SUITE 158
                              BALA CYNWYD, PA 19004
                      -------------------------------------
                         (Address of Principal Executive
                                    Offices)

                                 (610) 771-0234
                      -------------------------------------
                           (Issuer's Telephone Number,
                              including Area Code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 51,259,503 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of August 18, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes  [_]   No  [ X ]

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                  1

          Condensed Consolidated Statements of Operations - (unaudited)      2

          Condensed Consolidated Statements of Cash Flows - (unaudited)      3

          Notes to Condensed Consolidated Financial Statements - (unaudited) 4

Item 2.   Management's Discussion and Analysis                              18

Item 3.   Controls and Procedures                                           24


PART II.  OTHER INFORMATION                                                 24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       24

Item 5.   Other Information                                                 25

Item 6.   Exhibits and Reports On Form 8-K                                  26

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheet
                                     ASSETS


                                                                                    June 30,        December 31,
                                                                                      2004              2003
                                                                                 --------------    --------------
                                                                                   (Unaudited)        (Audited)
Current assets
   Cash and cash equivalents                                                     $       29,546    $       15,832
   Accounts receivable                                                                   15,544            15,050
   Accounts receivable - related party                                                   16,701           154,926
   Notes and interest receivable                                                         17,439            64,309
   Prepaid expenses                                                                     110,581            87,421
                                                                                 --------------    --------------

Total current assets                                                                    189,811           337,538
                                                                                 --------------    --------------

Oil and gas properties using successful efforts
   Developed oil and gas interests net                                                   38,761            46,617
   Undeveloped                                                                          100,000           310,991

Mineral interests option                                                              1,111,000                --


Investment in limited partnerships                                                    1,040,858           940,667
                                                                                 --------------    --------------

                                                                                 $    2,480,430    $    1,635,813
                                                                                 ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                         $      946,032    $      739,483
   Accounts payable and accrued expenses - related party                                173,232           388,340
   Payables for oil and gas interests - related party                                        --            25,010
   Notes payable                                                                         48,000             7,000
   Notes payable - related party                                                        723,178         1,179,543
   Dividends payable on Series A preferred                                                   --           309,718
   Convertible debentures, net of discounts                                           1,948,571         1,998,768
                                                                                 --------------    --------------

Total current liabilities                                                             3,839,013         4,647,862

Series A Preferred Stock, Subject to Mandatory Redemption                                    --         3,600,000
                                                                                 --------------    --------------

Total Liabilities                                                                     3,839,013         8,247,862
                                                                                 --------------    --------------

Commitments and contingencies

Minority interest                                                                            --                --

Stockholders' Deficit

    Preferred stock, Series A, $.001 par value; authorized 10,000,000 shares; 0 and 5,538,461 shares issued and outstanding as of 2004
       and 2003, respectively                                                                --                --
    Preferred stock, Series B, $.001 par value; authorized 15,000,000 shares;
       829,755 and 0 shares issued and outstanding as of 2004 and
       2003, respectively                                                                   830                --
   Common stock, $.001 par value; authorized 100,000,000 shares;
       51,259,503 and 14,617,198 issued and outstanding as of 2004 and
       2003, respectively                                                                51,259            14,617
   Additional paid in capital                                                        14,739,252         3,755,008
   Deferred compensation                                                                 (1,583)           (2,083)
   Deficit accumulated during development stage                                     (16,148,341)      (10,379,591)
                                                                                 --------------    --------------

Total stockholders' deficit                                                          (1,358,583)       (6,612,049)
                                                                                 --------------    --------------

                                                                                 $    2,480,430    $    1,635,813
                                                                                 ==============    ==============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended              Six Months Ended           April 2, 1997
                                                          June 30,                       June 30,               (Inception) to
                                                 ----------------------------    ----------------------------      June 30,
                                                     2004            2003            2004            2003            2004
                                                 ------------    ------------    ------------    ------------    ------------

Revenues                                         $     19,752    $    141,636    $     25,657    $    224,515    $    444,400
                                                 ------------    ------------    ------------    ------------    ------------
Operating expenses
   Production expenses                                 49,050          84,874          51,221         108,992         254,732
   Depletion and amortization                           7,856          31,200           7,856          84,623         456,127
   Impairment of oil and gas properties               212,725              --         212,725              --       2,748,704
   General and administrative - related party          18,500          22,500          41,000          45,000         230,630
   General and administrative                         256,176         375,758         396,201         665,312       2,036,140
                                                 ------------    ------------    ------------    ------------    ------------

Total operating expenses                              544,307         514,332         709,003         903,927       5,726,333
                                                 ------------    ------------    ------------    ------------    ------------

Loss from operations                                 (524,555)       (372,696)       (683,346)       (679,412)     (5,281,933)
                                                 ------------    ------------    ------------    ------------    ------------

Other (income) expense
   Interest income                                       (630)         (1,006)         (1,631)         (2,321)        (43,452)
   Interest expense                                   381,358         457,536         593,469         851,776       3,047,079
   Interest expense - Series A Preferred                   --              --          90,000              --         271,489
   Gain on extinguishment debt                             --              --        (316,499)             --        (316,499)
   Loss (gain) on sale of stock                            --              --              --              --       2,664,573
   Partnership investment loss                         46,240          23,340          67,758          30,664       1,114,156
                                                 ------------    ------------    ------------    ------------    ------------

Total other expenses, net                             426,968         479,870         433,097         880,119       6,737,346
                                                 ------------    ------------    ------------    ------------    ------------

Loss before minority interest                        (951,523)       (852,566)     (1,116,443)     (1,559,531)    (12,019,279)

Minority interest                                          --          (1,298)             --             302           3,700
                                                 ------------    ------------    ------------    ------------    ------------

Net loss after minority interest                     (951,523)       (853,864)     (1,116,443)     (1,559,229)    (12,015,579)

Cumulative effect of change in accounting
  principle                                                --              --              --              --         647,764
                                                 ------------    ------------    ------------    ------------    ------------

Net loss                                             (951,523)       (853,864)     (1,116,443)     (1,559,229)    (11,367,815)

Preferred dividend on series A preferred stock             --          90,731       4,652,307         120,731       4,780,526
                                                 ------------    ------------    ------------    ------------    ------------

Net loss to common stockholders                  $   (951,523)   $   (944,595)   $ (5,768,750)   $ (1,679,960)   $(16,148,341)
                                                 ============    ============    ============    ============    ============

Basic and diluted loss per common share          $      (0.02)   $      (0.07)   $      (0.18)   $      (0.12)
                                                 ============    ============    ============    ============

Basic and diluted weighted average common
     Shares outstanding                            49,355,239      14,520,495      32,320,729      14,419,396
                                                 ============    ============    ============    ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       April 2, 1997
                                                           Six Months Ended           (inception) to
                                                                 June 30,                June 30,
                                                       ----------------------------   -------------
                                                           2004            2003            2004
                                                       ------------    ------------    ------------

Net cash used in operating activities                  $   (505,103)   $   (457,477)   $ (1,986,603)
                                                       ------------    ------------    ------------

Cash flows from investing activities
    Advances                                                     --              --        (242,700)
    Repayment from unrelated party                           50,000              --         216,600
    Loan to unrelated party                                      --              --         (50,000)
    Loan to related party                                    (1,500)        (10,000)        (15,150)
    Proceeds from sale of marketable securities                  --          20,000       1,735,897
    Purchases of marketable securities                           --              --         (22,268)
    Purchase of limited partnership, net of cash           (167,949)             --        (314,770)
    Purchase of oil and gas interests                        (1,734)             --        (852,361)
    Purchase of mining interest                            (161,000)             --        (161,000)
    Investment in limited partnerships                           --        (314,085)     (1,934,728)
    Distribution from limited partnerships                       --          37,232          37,232
                                                       ------------    ------------    ------------

Net cash used in investing activities                      (282,183)       (266,853)     (1,603,248)
                                                       ------------    ------------    ------------

Cash flows from financing activities
    Issuance of debt                                         41,000         297,000       2,293,854
    Issuance of debt - related party                             --         625,053       1,832,053
    Repayment of debt                                            --        (177,000)       (788,000)
    Repayment of debt - related party                            --        (295,000)     (1,606,688)
    Offering costs                                               --         (37,500)        (97,500)
    Issuance of common stock, net costs                     760,000              --       1,982,478
    Collection of subscription receivable                        --         308,200              --
    Collection of minority subscription receivable               --              --           3,200
                                                       ------------    ------------    ------------

Net cash provided by financing activities                   801,000         720,753       3,619,397
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents         13,714          (3,577)         29,546

Cash and cash equivalents, beginning of period               15,832          26,980              --
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of period               $     29,546    $     23,403    $     29,546
                                                       ============    ============    ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by BPK Resources, Inc. (the "Company" or "BPK"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three and six months ended June 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------

Net loss, to common stockholders as reported      $   (951,523)   $   (944,595)   $ (5,768,750)   $ (1,679,960)
Add:  Stock-based employee compensation
     expense included in reported net income
     determined under APB No. 25, net of
     related tax effects                                   250              --             500              --
Deduct:  Total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards, net
    of related tax effects                                  --              --              --         (99,500)
                                                  ------------    ------------    ------------    ------------

Pro forma net income to common stockholders       $   (951,273)   $   (944,595)   $ (5,768,250)   $ (1,779,460)
                                                  ------------    ------------    ------------    ------------

Earnings per share:
     Basic - as reported                          $      (0.02)   $      (0.07)   $      (0.18)   $      (0.12)
     Basic - pro forma                            $      (0.02)   $      (0.07)   $      (0.18)   $      (0.12)

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004


Mining Interest Option

Mineral interests option consists of interests in mining concession held by third parties. The Company records these interests at cost based on the value of the consideration paid. The Company expenses, as incurred, the exploration and development costs relating to unproven mineral properties. When proven and probable reserves are determined for a property and a feasibility study prepared, then subsequent exploration and development costs of the property would be capitalized. The capitalized costs of such properties would then be measured periodically for recoverability of carrying values.


Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two reportable operating segments being the acquiring, exploration and development of mining properties and the acquiring, exploration and development of natural gas and oil properties. The company's operations are conducted in three geographic segments as follows:


Operating revenues for the six month periods ended June 30, 2004 and 2003 by geographical area were as follows:



                        Oil and Gas                     Mining
                ---------------------------   ---------------------------
                  June 30,       June 30,       June 30,       June 30,
                    2004           2003           2004           2003
                ------------   ------------   ------------   ------------


United States   $     25,657   $    224,515   $         --   $         --
Mongolia                  --             --             --             --
Thailand                  --             --             --             --
                ------------   ------------   ------------   ------------

                $     25,657   $    224,515   $         --   $         --
                ============   ============   ============   ============

Operating revenues for the three month periods ended June 30,2004 and 2003 by geographical area were as follows

                                        Oil& Gas                    Mining
                                 ---------------------     ---------------------
                                 June 30,      June 30,    June 30,     June 30,
                                  2004          2003         2004         2003
                                 --------     --------     --------     --------
United States                    $ 19,752     $141,636     $     --     $     --
Mongolia                               --           --           --           --
Thailand                               --           --           --           --
                                 --------     --------     --------     --------
                                 $ 19,752     $141,636     $     --     $     --
                                 ========     ========     ========     ========

Long-lived assets as of June 30, 2004 and December 31, 2003 by business segment and geographical area were as follows:

                        Oil and Gas                     Mining
                ---------------------------   ---------------------------
                  June 30,     December 31,     June 30,     December 31,
                    2004           2003           2004           2003
                ------------   ------------   ------------   ------------

United States   $    727,128   $  1,333,392   $         --   $         --
Mongolia                  --             --      1,111,000             --
Thailand             452,491        302,421             --             --
                ------------   ------------   ------------   ------------


                $  1,179,619   $  1,635,813   $  1,111,000   $         --
                ============   ============   ============   ============

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN
         2004 - (continued)


                                               Six Months Ended June 30, 2004
                                -----------------------------------------------------------
                                                                Corporate
                                   Mining      Oil and Gas       Overhead         Total
                                ------------   ------------    ------------    ------------
United States                   $         --   $   (295,951)   $   (802,540)   $ (1,098,491)
Mongolia                                  --             --              --              --
Thailand                                  --        (17,952)             --         (17,952)
                                ------------   ------------    ------------    ------------

Loss before minority interest   $         --   $   (313,903)   $   (802,540)   $ (1,116,443)
                                ============   ============    ============    ============


                                               Six Months Ended June 30, 2003
                                -----------------------------------------------------------
                                                                Corporate
                                   Mining      Oil and Gas       Overhead         Total
                                ------------   ------------    ------------    ------------
United States                   $         --   $     11,956    $ (1,559,295)   $ (1,547,339)
Mongolia                                  --             --              --              --
Thailand                                  --        (12,192)             --         (12,192)
                                ------------   ------------    ------------    ------------


Loss before minority interest   $         --   $       (236)   $ (1,559,295)   $ (1,559,531)
                                ============   ============    ============    ============

                                          Three months ended June 30, 2004
                                ---------------------------------------------------
                                                            Corporate
                                 Mining       Oil& Gas      Overhead        Total
                                ----------   ----------    ----------    ----------
United States                   $       --   $ (285,741)   $ (655,404)   $ (941,145)
Mongolia                                --           --            --            --
Thailand                                --      (10,378)           --       (10,378)
                                ----------   ----------    ----------    ----------
Loss before minority interest   $       --   $ (296,119)   $ (655,404)   $ (951,523)
                                ==========   ==========    ==========    ==========

                                          Three months ended June 30, 2003
                                -------------------------------------------------------
                                                             Corporate
                                 Mining       Oil& Gas       Overhead        Total
                                -----------   -----------    -----------    -----------
United States                   $        --   $    11,923    $  (854,788)   $  (842,865)
Mongolia                                 --            --             --             --
Thailand                                 --        (9,701)            --         (9,701)
                                -----------   -----------    -----------    -----------
Loss before minority interest   $        --   $     2,222    $  (854,788)   $  (852,566)
                                ===========   ===========    ===========    ===========


NOTE 3 - GOING CONCERN


The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred net losses to common stockholders of $5,768,750 for the six months ended June 30, 2004 and $16,148,341 for the period April 2, 1997 (date of inception) to June 30, 2004. The net losses from inception to June 30, 2004 included non-cash charges related to services provided, amortization of debt discount and loan cost and preferred dividends of $5,231,163. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.


The Company is in its development state and has significant debt obligations to repay and its current liabilities exceed its current assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in mining and oil and gas prospects to explore, produce, develop, and eventually sell the underlying mineral and natural gas and oil products under its interest and to acquire additional properties.


The Company believes that the release from its obligations under the Trident Notes and CSOR Note (see Note 14), sales of equity and debt securities in private placements in 2004 and projected nominal revenues from oil and gas operations will provide sufficient funds to fund its operations through December 2004. The Company will be required to raise additional capital in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in mining and oil and gas prospects, complete other acquisitions and continue its operations in 2005.


The Company's ability to continue as a going concern is dependent upon raising capital through equity and debt financing and other means on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its strategy of acquiring oil, gas and mining interests, or even be required to relinquish some or all of its oil and gas and mining interests or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - DESCRIPTION OF BUSINESS

Nature of Operations


The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for mining and drilling, delivering any gas or oil reserves or mineral reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any minerals or gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a related party, to assist and advise the Company regarding the identification and leasing of oil and gas properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional oil and gas reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. The Company's properties are located in Texas, Louisiana, Thailand, and Mongolia.


NOTE 5 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

Included below is the Company's investments and activity in oil and gas activities, which consisted of the following at June 30, 2004:

                                                               Accumulated
                                          Total Cost of        Depletion and          Net
                                           Oil and Gas           Impairment         Capital
                                            Properties           Allowance           Assets
                                        -----------------   -----------------   -----------------
Unproved properties acquisition costs   $       1,716,529   $       1,616,529   $         100,000

Proved properties acquisition costs             1,626,912           1,588,151              38,761
                                        -----------------   -----------------   -----------------
Net                                     $       3,343,441   $       3,204,680   $         138,761
                                        =================   =================   =================

Included below is the Company's investments and activity in oil and gas activities which consisted of the following at December 31, 2003:

                                                                Accumulated
                                           Total Cost of        Depletion and             Net
                                            Oil and Gas           Impairment            Capital
                                            Properties            Allowance              Assets
                                        ------------------   ------------------   ------------------
Unproved properties acquisition costs   $        1,714,795   $        1,403,804   $          310,991
Proved properties acquisition costs              1,626,912            1,580,295               46,617
                                        ------------------   ------------------   ------------------

Net                                     $        3,341,707   $        2,984,099   $          357,608
                                        ==================   ==================   ==================

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS - (continued)


The following table represents the Investment in Limited Partnership at June 30, 2004:

                                              Touchstone
                                              Resources
                                                 2001 -
                                               Hackberry       Louisiana
                                               Drilling          Shelf            PHT
                             PH Gas, LP        Fund, LP       Partner, LP      Partners, LP    LS Gas, LLC        Total
                            ------------     ------------     ------------     ------------    ------------    ------------
Ownership Percentage               29.95%           10.26%             9.9%            4.25%            2.0%

Original Cost Basis         $    391,800     $    403,997     $    913,500     $    116,542    $    142,000    $  1,967,839
Pro-rata share of gain
(loss)                           (45,851)        (333,396)        (484,328)              --              --        (863,575)
Cash Distributions               (10,000)         (39,906)         (13,500)              --              --         (63,406)
                            ------------     ------------     ------------     ------------    ------------    ------------

                    Total   $    335,949     $     30,695     $    415,672     $    116,542    $    142,000    $  1,040,858
                            ============     ============     ============     ============    ============    ============

The following table represents the Investment in Limited Partnership at December 31, 2003:

                                              Touchstone
                                              Resources
                                                 2001 -
                                               Hackberry       Louisiana
                                               Drilling          Shelf            PHT
                             PH Gas, LP        Fund, LP       Partner, LP      Partners, LP    LS Gas, LLC        Total
                            ------------     ------------     ------------     ------------    ------------    ------------
Ownership Percentage               30.12%           10.26%            9.90%            4.23%            2.0%

Original Cost Basis         $    263,900     $    403,997     $    913,500     $     76,493    $    142,000    $  1,799,890
Pro-rata share of loss           (27,972)        (320,210)        (447,635)              --              --        (795,817)
Cash Distributions               (10,000)         (39,906)         (13,500)              --              --         (63,406)
                            ------------     ------------     ------------     ------------    ------------    ------------

                    Total   $    225,928     $     43,881     $    452,365     $     76,493    $    142,000    $    940,667
                            ============     ============     ============     ============    ============    ============


CSR-Waha Partners, L.P.

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware limited partnership from Endeavour International Corporation, formerly known as Continental Southern Resources, Inc. ("CSOR" or "Endeavour"), a then related party. The purchase price of $2,000,000 consisted of $150,000 which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the Company's common stock. The note term was subsequently extended to June 30, 2004 in consideration of the Company's issuance of 100,000 shares of common stock to CSOR. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. The Company and CSOR had one common director who was the President of the Company at the time the transaction was completed.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS - (continued)

As of June 30, 2004, CSR-Waha owed the operator of the wells approximately $386,000 and had not made a payment to the operator since 2002. As a result of not paying the operator, CSR-Waha did not receive any royalty checks from the operator, nor did it receive any production data or reserve estimates and was, therefore, unable to determine the amounts of proved reserves available as of June 30, 2004 or December 31, 2003. CSR-Waha has recorded impairment charges of $212,725 and $938,592 during the quarter ended June 30, 2004 and year ended December 31, 2003, respectively, as a result of certain wells going offline during 2004 and 2003. In addition, the Company recorded an impairment charge of $1,235,248 on its investment in CSR-WAHA during 2003. Because of these factors, CSR-Waha has reflected its remaining capitalized costs as unproved property acquisition costs in the amount of $100,000 and $310,910 as of June 30, 2004 and December 31, 2003, respectively.


The Company accounts for its investment in CSR-Waha using the consolidation method.

PH Gas, L.P. - selected information

During 2004, the limited partnership agreement of PH Gas, L.P. was amended to reflect additional partner's capital contributions of which the Company contributed $127,900 during the first six months of 2004. The Company's interest decreased from 30.1% to approximately 30.0% as a result of other partners making additional contributions to PH Gas, L.P.


The Company is not subject to capital calls in connection with its limited partnership interest in PH Gas, L.P. However, PH Gas, L.P. is subject to cash calls in connection with its investment in APICO, LLC ("APICO"), as explained below. If PH Gas, L.P. does not meet its cash calls, then the Company's investment in PH Gas, L.P. may become impaired. The APICO membership agreement provides that PH Gas, L.P. and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PH Gas, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' interests for 1% of their original purchase price.

During the six months ended June 30, 2004, APICO issued capital calls of $4,354,000 to its members for exploration costs in the PhuHorm prospect. PH Gas, L.P.'s portion of these calls was $424,950. As of June 30, 2004, PH Gas, L.P. paid $424,950 related to its portion of the capital call.

The Company accounts for this interest using the equity method.


During July 2004, the Company sold its entire interest in PH Gas, L.P. as a result of the Company entering into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC., a related party. (See Note 14)


PHT Partners, L.P. - selected information

On August 14, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC, the general partner. The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company received a limited partnership interest of 4.1% in exchange for a $50,000 capital contribution in 2002 and additional contributions of $40,049 and $26,493 during the first six months of 2004 and during 2003, respectively. On August 27, 2003, the limited partnership agreement of PHT was amended to reflect additional partners' capital contributions, which increased the Company's interest to 4.2%. PHT invested a total of $1,786,823 in APICO as of December 31, 2003, in return for 883 units, which represented a 21.54% interest.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS - (continued)

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, PHT is subject to cash calls from its investment in APICO as explained below. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired. The APICO membership agreement provides that PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.


The Company accounts for this interest using the cost method.


During July 2004, the Company sold its entire interest in PHT as a result of the Company entering into a Purchase and Sale agreement with BP Preferred Acquisition, LLC., a related party. (See Note 14)


Louisiana Shelf Partners, LP ("LSP")


On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC, the general partner. The limited partnership formed was Louisiana Shelf Partners, L.P. ("LSP") of which the Company received a limited partnership interest of approximately 9% in exchange for a $270,000 capital contribution in 2002 and additional contributions of $0 and $643,500 for the first six months of 2004 and all of 2003. As of June 30, 2004, LSP acquired various geological and geophysical data and interests in oil, gas and mineral interests located in Cameron Parish, Louisiana for an aggregate purchase price of $3,712,665 and recorded $291,208 and $184,844 in capitalized costs and intangible drilling costs, respectively. Pursuant to the partnership agreement, the Company and the other LSP partners will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP.

During, 2003, LSP decided not to pursue additional explorations within two of its four leases in Cameron Parish Offshore Louisiana. As a result, LSP recorded an impairment charge in the total amount of $4,430,052.

On October 8, 2003, LSP entered into a limited partnership agreement with PHT Gas, LLC, the general partner. The limited partnership formed was PHT Vicksburg, L.P. ("Vicksburg") of which LSP received a limited partnership interest of 21% in exchange for a $112,800 capital contribution in 2003 and additional contributions of $427,500 during the first six months of 2004. In May, 2004, Vicksburg assigned 64% of its leasehold interests to Bamco Gas, LLC, of which a few former partners of Vicksburg who had withdrawn their limited partnership interests in Vicksburg during the second quarter of 2004 became the limited partners. In return, the limited partnership interests of Vicksburg's remaining partners were increased and LSP's interest in Vicksburg was increased to 55%. As of June 30, 2004, Vicksburg had acquired various leasehold interests in East Coastal Field Prospect and Sullivan City Prospect located in Star and Hidalgo Counties, Texas for $411,393. Vicksburg also made deposits of future leasehold acquisition costs of $124,522. During the first half of 2004, Vicksburg incurred a total of $445,475 in drilling costs and $33,410 of depletion expensed from the producing wells. LSP accounts for this interest using the equity method.

The Company accounts for this interest using the equity method.

During July 2004, the Company sold its entire interest in LSP as a result of the Company entering into a Purchase and Sale agreement with BP Preferred Acquisition, LLC., a related party. (See Note 14)

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - MINERAL INTERESTS OPTION

In April 2004, the Company entered into an Assignment and Assumption Agreement with Montex Exploration, Inc. ("Montex") (the "Agreement") whereby the Company assumed all of the rights and responsibilities of Montex under a binding letter of intent entered into by Montex with Bell Coast Capital Corp. ("Bell Coast") with respect to exploration of the Shadow Mountain Project in Mongolia (the "Interest"). The Company paid $184,000 to Montex and issued 5,000,000 shares of its common stock valued at $950,000 (based on the closing price of the Company's common stock on the date of the agreement) to Montex, and reimbursed Montex for all fees and expenses incurred by Montex in connection with the preparation, negotiation and execution of the letter of intent in consideration for the assignment. Under the terms of the Agreement, BPK can maintain a 50% interest in the Interest by contributing $CDN 2.4 million in exploration costs within 18 months of the signing of the Agreement. In the event the Company fails to contribute $CDN 2.4 million, its interest will be reduced proportionally. If the Company contributes less than $CDN 500,000, then it surrenders its entire interest back to Bell Coast. The Company contributed $77,000 to Bell Coast during the second quarter of 2004. The Company subsequently received a refund of $100,000 for the excess payment Montex originally made to Bell Coast, which has been recorded as a reduction of the Company's investment.


The Shadow Mountain Property is a copper and gold mining prospect, which is composed of two licenses totaling 55,219 ha (approximately 138,000 acres) in the South Gobi Province of Mongolia.


NOTE 7 - NOTES PAYABLE

Notes payable and convertible notes consisted of the following at:

                                             June 30,      December 31,
                                               2004            2003
                                           ------------    ------------

12% Secured convertible note               $  2,070,000    $  2,100,000
10% Promissory notes - related party            723,178         723,178
3% Promissory notes                              48,000           7,000
Approx. 6% Loan Facility - related party             --         456,365
                                           ------------    ------------
                                              2,841,178       3,286,543

    Less unamortized discount                  (121,429)       (101,232)
                                           ------------    ------------

                                           $  2,719,749    $  3,185,311
                                           ============    ============

12% Secured Convertible Note


In April 2002 and subsequently in July 2003, the Company entered into two loan agreements pursuant to which it borrowed a total of $2,100,000 from Trident Growth Fund, L.P. ("Trident"). The Company's obligation to repay the loans are evidenced by two 12% convertible promissory notes ("Trident Notes") in the principal amounts of $1,500,000 and $600,000, respectively and secured by substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests in the Company's oil and gas wells. The two loans bear interest at 12%, payable monthly and originally matured on October 31, 2003, and were subsequently amended to extend the maturity dates to June 30, 2004 and July 31, 2004, respectively. Trident, in its sole discretion, has the right to convert any or all of the outstanding loan principal balance plus accrued interest into shares of the Company's common stock at an original conversion rate of $1.00 per share. As an inducement to make the loans and extend their maturity dates, the Company issued Trident warrants to purchase a total of 520,000 shares of the Company's common stock, with initial exercise prices ranging from $1.00 to $0.38 per share and a term of 10 years. Included in the loan agreement were certain financial covenants which the Company was required to comply with.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE - (continued)


The conversion rate of the notes, and exercise price of the warrants is subject to antidilution and price adjustments per the agreements. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs. These costs were amortized over the term of the original loan.

In January 2003 the conversion price of the loan and warrants were reset to $0.55 per share.

In March 2003, the Company issued Trident warrants to purchase 25,000 shares of the Company's common stock as an inducement to waive the financial covenants until December 2003. The warrants had an original exercise price of $0.55 per share and were to originally expire in April 2012.

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


Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from the original issuances of the convertible promissory notes and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $225,000 for the 300,000 warrants issued with the original convertible loan from April 2002 and $39,600 for the 120,000 warrants issued for the additional loan in July 2003. A beneficial conversion discount of $1,275,000 for the original convertible note was recorded in 2002. In 2003 the Company recorded a beneficial conversion discount of 118,547 on the second loan from Trident. The Company recorded an additional $441,853 beneficial conversion feature in 2004 related to the reset of the conversion price. For the six months ended June 30, 2004 and 2003, the Company amortized $421,656 and $624,461, respectively of the discount related to the value of the warrant and beneficial conversion feature as interest expense.

In February 2004, Trident exercised its rights under the loan agreements and converted $30,000 of principal into 150,000 shares of common stock of the Company. As of June 30, 2004, $2,070,000 of principal remained outstanding under the notes and the Company was in default of the original $1,500,000 note for non-payment.

During July 2004, the Company entered into a Purchase and Sale agreement with BP Preferred Acquisition, LLC, a related party, whereby they sold their interests in various limited partnerships and limited liability companies in consideration for which BP Acquisition, LLC agreed to cause the Company to be released from any and all liabilities and obligations under the Trident Notes and CSOR Note, and all agreements related thereto, which cured the default of the original $1,500,000 Trident Note. (See Note 14)


10% Promissory Notes - Related Party

As of June 30, 2004, CSR-Hackberry Partners, LP had borrowed $25,000 from CSOR with interest payable at 10% per annum and due on demand. As of June 30, 2004, the Company had accrued $2,533 of interest under the promissory note. The Company and CSOR had one common director on their Board of Directors who also served as president of the Company.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE - (continued)

In January 2003, the Company financed $1.5 million of the purchase price of CSR-Waha with a promissory note issued to CSOR ("CSOR Note"). The note bears interest at the rate of 10% per annum and initially matured on April 30, 2003, with an option provision to extend the maturity date. On April 30, 2003, the Company exercised its extension rights and extended the maturity date of the note to June 30, 2004. In consideration for the extension, the Company issued CSOR 100,000 shares of the Company's commons stock. The Company recorded financing costs of $47,000 in connection with the extension and is amortizing the costs over the life of the extension. As of June 30, 2004, the remaining outstanding principal balance of the loan was $670,000. During July 2004, the Company entered into a Purchase and Sale agreement with BP Preferred Acquisition, LLC, a related party, whereby they sold their interests in various limited partnerships in consideration for the assumption by BP Acquisition, LLC and the release of the obligations under the Trident Notes and CSOR Note. (See
Note 14)


Other Notes Payable

During January 2004, the Company borrowed an additional $41,000 from 1025 Investments and issued various 3% demand promissory notes for a total outstanding principal balance of $47,000 as of June 30, 2004.

As of June 30, 2004, the Company had other demand notes totaling $29,178.

Libor Loan Facility


In connection with the investment transaction in April 2003 with Ocean Resource Capital Holdings, PLC ("ORCH"), the Company borrowed $587,053 under a loan facility with a maturity date of May 31, 2003. The loan facility required interest at the rate of the London Inter-Bank Offering Rate ("LIBOR") at the end of each month the loan was outstanding plus two percent. The loan facility was secured by the shares issued to the Company by ORCH. The Company also incurred an arrangement fee of 4% on the amount of each draw on the facility. In August 2003, the Company repaid $130,687 of principal. On February 27, 2004, the Company satisfied all its outstanding indebtedness to ORCH, including the loan facility, all accrued and unpaid interest and the arrangement fee totaling $504,348 through the issuance of 829,755 shares of Series B Convertible Preferred Stock plus warrants to acquire 150,000 shares of common stock of the Company (see Note 9).


NOTE 8 - MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2003, the Company's Board of Directors issued 5,538,461 of the 10,000,000 shares of Series A 10% Convertible Preferred Stock authorized for issuance, all of which were outstanding as of December 31, 2003. The holders of shares of this stock were entitled to receive dividends at a rate of 10% per annum which accrued from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends had preference over common stock cash dividends.


Each Series A Share was immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibited conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of the Company's common stock. In the event of a liquidation, dissolution or winding up of the Company, or a merger or consolidation in which the Company is not the surviving entity, all Series A Shares automatically would have converted into shares of common stock. The Company had the option to redeem all Series A Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends and was required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contained anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares had no voting rights.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - MANDATORILY REDEEMABLE PREFERRED STOCK - (continued)


The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire 1,450,000 ordinary shares of ORCH.


On February 27, 2004, BP Investments, LP ("BP") entered into an agreement to purchase 5,538,461 shares of the Company's Series A Convertible Preferred Stock from ORCH. Subsequent to the sale, on March 23, 2004, the Company authorized certain amendments to the certificate of designation of the Series A Convertible Preferred Stock. The restriction limiting the number of shares convertible by the holder of the Series A Convertible Preferred stock to an amount that would result in the holder beneficially owning less than 4.99% of the issued and outstanding common stock was eliminated. The conversion rate for the holder was also increased from one share of Series A Convertible Preferred convertible into one share of common stock to one share of Series A Convertible Preferred Stock convertible into five shares of common stock. On the date of change in the conversion rate of the Series A Shares, the closing price of the common stock of the Company was $0.21 per share. As of June 30, 2004 the Company had recorded a preferred dividend, which amounted to $4,652,307 based on the value of the additional shares of common stock issuable on conversion at the new conversion rate. On April 12, 2004, BP Investments exercised its rights and converted 100% of the outstanding shares of Series A Convertible Preferred Stock into 27,692,305 shares of common stock of the Company, which may have resulted in a change in control of the Company, since this represented approximately 65% of the issued and outstanding common stock of the Company on that date. This resulted in the Company recording additional equity of $3,999,708, which included the reversal of the accrued dividend of $399,708.


NOTE 9 - STOCKHOLDER'S EQUITY  - NOT DISCLOSED ELSEWHERE


In January 2004, the Company commenced raising capital through a private offering of up to 7,500,000 shares of common stock, $.001 par value per share, and warrants ("Warrants") to acquire up to 3,750,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.40 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment; for a period of three years from the date of issuance. In February 2004, the Company sold a total of 650,000 units for $260,000.


In January 2004, Trident exercised its conversion rights and converted $30,000 of principal from its convertible notes payable into 150,000 shares of the Company's common stock.

On February 27, 2004 the Company entered into a securities purchase agreement with ORCH, whereby ORCH purchased 829,755 shares of the Company's Series B Convertible Preferred Stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.55 per share which expire on February 27, 2007. On the date of issuance, the closing price of the common stock of the Company was $0.21 cents per share. Based on this closing price, the Company valued the Series B Convertible Preferred Stock in the amount of $174,249 and using the Black-Scholes model, valued the warrants at $13,600 for total consideration of $187,849. In consideration for the receipt of the Series B Convertible Preferred Stock and warrants, ORCH agreed to cancel the total outstanding principal balance on the Libor Loan Facility and to waive the interest payable and the arrangement fee on the facility, the total of which amounted to $504,348 as of February 27, 2004. Under the guidance of Financial Accounting Standard 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company recorded a gain in the amount of the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities issued to satisfy those liabilities, which amounted to $316,499 as of June 30, 2004.

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

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDER'S EQUITY  - NOT DISCLOSED ELSEWHERE - (continued)


issuable upon conversion of the Series B Convertible Preferred Stock are either subject to an effective registration statement or transferable pursuant to rule 144(k) promulgated under the Securities Act of 1933. The redemption notice shall call upon each holder of Series B Convertible Preferred Stock to either surrender the Series B Convertible Preferred Stock held or convert it to common stock prior to the date of redemption.

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

Stock Warrants

The Company had the following warrants outstanding at June 30, 2004:


       Expiration Date             Exercise Price              Shares
       ---------------------      ----------------      -------------------
       April 2004                      $   1.25                  310,000
       November 2005                   $   0.60                  702,666
       February 2007                   $   0.55                  150,000
       February 2007                   $   0.30                  650,000
       April 2007                      $   0.30                1,250,000
       July 2008                       $   0.13                  120,000
       April 2012                      $   0.13                  425,000
                                                        -------------------
       Common Stock                                            3,607,666
                                                        ===================

The Company had the following options outstanding as of June 30, 2004:

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
     Range of           Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise              at June 30,             Remaining          Exercise            June 30,           Exercise
      Prices                   2004              Contract Life          Price               2004               Price
-------------------    ---------------------     ---------------    --------------    ------------------    ------------
        $     0.40                 25,000                1.00           $  0.40                25,000          $ 0.40


        $     0.65                700,000                1.59           $  0.65               700,000          $ 0.60


NOTE 10 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the six months ending June 30, 2004 and 2003, the total number of potentially dilutive shares excluded from diluted net loss per common share were 15,512,441 and 10,203,400, respectively.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DECSRIBED ELSEWHERE / CONCENTRATIONS

The Company entered into a consulting agreement with ESC Consulting Services Corp. on May 31, 2002. This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month. The Company incurred $36,000 of consulting expense as of June 30, 2004 and June 30, 2003. In April 2004, the president of ESC Consulting became a director and sole officer of the Company after the resignation of the Company's former director and sole officer. In July 2004, the president of ESC Consulting resigned as the Company's director and sole officer and was replaced by the current director and sole officer of the Company.

In April 2003, Mark Bush, president of Touchstone Resources USA, Inc., resigned as director of the Company. Mr. Bush is also the managing member of LS Gas, LLC which is the general partner of Louisiana Shelf Partners, L.P. In addition, he owned a 25% membership interest in PHT Gas, LLC which was the general partner of PHT Partners, L.P., PH Gas, L.P., BPK South Valentine Partners, L.P. and CSR-Hackberry Partners, L.P. until March 2004 and was replaced by RMS Advisors, Inc.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

General

The oil and gas industry and mining industry are regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. The Company believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

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

Potential Loss of Mining Interests/ Cash Calls

The Company is subject to cash calls related to its investment in the mining prospects.

                               BPK RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 13 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company was invested in at June 30, 2004:

                                                  Touchstone
                                                Resources-2001
                                                   Hackberry          Louisiana Shelf
                             PH Gas, LP        Drilling Fund, LP        Partners, LP
                        ------------------    ------------------    ------------------
Total Assets            $        1,121,862    $           50,443    $        7,610,919
                        ==================    ==================    ==================

Total Liabilities       $               --    $          123,356    $          255,306
                        ==================    ==================    ==================

Results of Operations
   Sales                                --                31,284                    --
   Gross profit                         --              (121,606)                   --
   Net income (loss)    $          (59,882)   $         (121,627)   $         (370,639)


The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at June 30, 2003:

                                                  Touchstone
                                                Resources-2001
                                                   Hackberry          Louisiana Shelf
                             PH Gas, LP        Drilling Fund, LP        Partners, LP
                        ------------------    ------------------    ------------------
Total Assets            $          709,922    $          159,068    $        5,865,000
                        ==================    ==================    ==================

Total Liabilities                   67,611               345,946                 2,000
                        ==================    ==================    ==================

Results of Operations
   Sales                                --                    --                    --
   Gross profit                         --                    --                    --
   Net income (loss)    $          (41,049)   $          (65,940)   $         (107,277)


NOTE 14 - SUBSEQUENT EVENTS - RELATED PARTY


On July 20, 2004, the Company entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition") an entity related through common ownership. Pursuant to the terms of the Agreement, the Company sold 100% of its ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC, in consideration for which BP Acquisition agreed to cause the Company to be released from any and all liabilities and obligations under the Trident Notes and CSOR Note, and all agreements related therto. The Company subsequently obtained releases from all such obligations.


In July 2004, the Company's director and sole officer resigned and was replaced by the current director and sole officer.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

      Unless the context otherwise requires, references to the "Company", "BPK", "we", "us" or "our", mean BPK Resources, Inc. and any of our consolidated subsidiaries and partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

      During the past two years, we have been primarily in the business of acquiring, exploring and developing natural gas and oil properties. We recently divested substantially all of our oil and gas interests and currently maintain an approximate 12.5% working interest in the Waha/Lockridge oil and gas prospect located in Reeves County Texas. Recently, we entered into the field of mineral exploration by obtaining exploration rights in the South Gobi Province of Mongolia. During the next twelve (12) months, we will continue to evaluate property interests in Texas, Louisiana and other traditional oil and gas producing states in the southwestern United States, and in oil, gas or mining projects throughout the world. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas, oil or minerals discovered.

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

      Successful execution of this strategy depends on our ability to identify and acquire oil, gas and mineral reserves on a cost-effective basis and thereafter, to either develop or sell properties in which we have an interest. We believe that effective reserve assessment analysis, engineering and surveying of potential prospects in a timely and cost-efficient basis and the ability to generate capital, either from operations or sales of our debt or equity securities to exploit available opportunities, are the most important factors to successfully execute our plan.

      We will continue to rely on third parties for substantially all operational activities. We rely on Touchstone Resources USA, Inc., a Texas corporation, to assist and advise us regarding the identification and leasing of oil and gas properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. We will also rely upon various third parties to drill wells, deliver any gas or oil that is discovered to the ultimate purchasers and assist us in the negotiation of all sales contracts with purchasing parties.

      We currently rely on Bell Coast Capital Corp., which is overseeing operations at the Mongolian mining property. Bell Coast in turn relies on various surveyors experienced in Mongolian logistics and operations.

      Our ability to generate future revenues and operating cash flow is dependent on the successful development of our inventory of capital projects, the volume and timing of any production, our ability to acquire and dispose of our prospects, as well as commodity prices for oil, gas and minerals. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We may increase or decrease our planned activities for 2004, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

      In order to strengthen our balance sheet and put us in a better position to raise the capital necessary to continue to execute our business plan, since January 1, 2004, we negotiated the conversion of (i) approximately $460,000 of our outstanding term indebtedness and $40,000 of accrued interest and loan arrangement fees into preferred equity; and (ii) $3,600,000 face amount of outstanding preferred stock subject to mandatory redemption into common stock.

      In furtherance of this plan, on July 20, 2004, we entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition"). Pursuant to the terms of the agreement, we disposed of 100% of our ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC, in consideration for which BP Acquisition agreed to cause us to be released from any and all liabilities and obligations under the following notes and agreements:

      (i) the Loan Agreement, dated April 25, 2002, by and between the Company and Trident Growth Fund, L.P. ("Trident"), the Security Agreement, dated April 25, 2002, by and between the Company and Trident, and the 12% Secured Convertible Note, dated April 25, 2002, in the principal amount of $1,500,000, issued to Trident;

      (ii) the First Amended Loan Agreement, dated July 29, 2003, between the Company and Trident, the First Amended Security Agreement, dated July 29, 2003, by and between the Company and Trident and the 12% Secured Convertible Note, dated July 29, 2003, in the principal amount of $600,000, issued to Trident; and

      (iii) the 10% Promissory Note in the original principal amount $1,500,000, originally issued to Endeavour International Corporation (f/k/a Continental Southern Resources, Inc.) and currently held by CSOR Preferred Liquidation, LLC, a Delaware limited liability company, with an outstanding principal balance of $670,000 (the "CSOR Note") and any and all other agreements and documents related to the CSOR Note.

      As a result of the forgoing transactions, all outstanding term indebtedness has been converted into equity, none of our preferred stock is subject to mandatory redemption and we have no indebtedness other than trade payables. We believe that this action was necessary to provide us with the ability to fund capital calls and continue to acquire additional property interest.

      We are in the development stage, have limited cash resources, have current liabilities that substantially exceed our current assets and have incurred substantial losses since inception. We will need significant funds during the next twelve months to meet cash calls on our interests in oil, gas and mineral prospects and to acquire additional properties. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2003 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund existing and new opportunities and our long-term viability and growth will ultimately depend upon acquiring interests in successful projects, as to which there can be no assurances.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003.

Revenues

      We generated $19,752 and $25,657 of revenue during the three and six months ended June 30, 2004, respectively, as compared to $141,636 and $224,515 during the corresponding periods in 2003. The revenue consisted of oil and gas sales from our net revenue interest in the Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect") and the Waha/Lockridge prospect in Reeves County, Texas. The decrease was the result of wells being offline for maintenance during the six months ended June 30, 2004. As we recently sold our interest in the Hackberry Prospect, we will not generate additional revenue from this prospect during the remainder of 2004. Any revenue during the remainder of 2004 will be generated from the Waha/Lockridge prospect, our sole oil and gas project in Reeves County Texas, mineral exploration rights in the South Gobi Province of Mongolia, or from other oil, gas or mining interests that we may acquire in the future.

Production Expenses

      Production expenses were $49,050 and $51,221 during the three and six months ended June 30, 2004, respectively, as compared to $84,874 and $108,992 during the corresponding periods in 2003. We incurred $7,856 and $7,856 in depletion and amortization expenses during the three and six months ended June 30, 2004, respectively, as compared to $31,200 and $84,623 of such expenses during the corresponding periods in 2003. The decreases in production expenses and depletion and amortization expenses were due to a decrease in the production of our Hackberry Prospect and Waha/Lockridge prospect.

      We incurred $212,725 and $212,725 in impaired properties expense during the three and six months ended June 30, 2004, respectively. We did not have any impaired property expense during the corresponding periods in 2003. The increase is attributable to an impairment of the carrying value of the unproved properties in the Waha/Lockridge prospect.

General and Administrative Expenses

      General and administrative expenses, including those from related parties, were $274,676 and $437,201 during the three and six months ended June 30, 2004, respectively, as compared to $398,258 and 710,312 during the corresponding periods in 2003. The $123,582 and $273,111 decrease during the three and six months ended June 30, 204 were primarily due to a decrease in consulting expenses, professional fees and marketing expenses related to the development stage nature of our company. We expect general and administrative expenses to remain at current levels during the remainder of 2004.

Other (income) and expense

      Other expenses were $426,968 and $433,097 during the three and six months ended June 30, 2004, respectively, as compared to $479,870 and $880,119 for the three and six months ended June 30, 2003. The decrease was primarily due to a decrease in interest expense resulting from lower amortization of debt discounts in connection with loans from Trident Growth Fund, L.P. and a $316,499 gain on extinguishment of debt incurred in connection with the satisfaction of our indebtedness to ORCH resulting from the conversion of such debt into shares of our series B convertible preferred stock. The foregoing amounts were partially offset by $90,000 of interest expense representing accrued dividends on our series A convertible preferred stock which contained a mandatory redemption feature.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the six months ended June 30, 2004 was $505,103 compared to $457,447 during the six months ended June 30, 2003. The primary use of cash in operating activities was to fund the net loss. Net cash used in investing activities for the six months ended June 30, 2004 was $282,183 compared to $266,853 for the six months ended June 30, 2003. The use of cash consisted of the purchase of oil and gas and mining interests and investment in limited partnerships interests.

      Net cash provided by financing activities during the six months ended June 30, 2004 was $801,000 compared to $720,753 during the six months ended June 30, 2003 and consisted primarily of the issuance of common stock and warrants and the issuance of $41,000 of indebtedness to a related party during 2004.

      Working capital increased $688,835 during the three month period ended December 31, 2004 to a deficit of $3,649,202 as compared to a deficit of $4,310,324 as of December 31, 2003. This increase is primarily due to the elimination of $309,718 of dividends payable on our Series A convertible preferred stock as a result of the conversion of such shares into common stock, and a $456,365 decrease in notes payable - related party resulting form the conversion of such notes into shares of our series B convertible preferred stock. These amounts were offset by a decrease in notes receivable - related party of $138,225 and a decrease in notes and interest receivable of $46,870.

      In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note was initially due October 31, 2003 but on or about July 29, 2003, we extended the maturity date of the Convertible Note until June 30, 2004. We also entered into an amendment to our loan agreement with Trident to obtain an additional $600,000 from Trident pursuant to a second convertible note (the "July Convertible Note" and together with the Convertible Note, the "Trident Notes"). On July 20, 2004, BP Acquisition LLC, pursuant to the terms of a Purchase and Sale Agreement (the "Purchase and Sale Agreement"), agreed to cause us to be released from any and all liabilities under the Convertible Note and the July Convertible Note.

      Pursuant to the terms of the Purchase and Sale Agreement, we were also released from all liabilities and obligations under a promissory note in the principal amount of $1,500,000 held by CSOR Preferred Liquidation, LLC, which was initially due April 30, 2003 and subsequently extended to June 30, 2004. The outstanding principal balance of the note at the time of release was $670,000.

      On March 14, 2003, we entered into a loan agreement with Ocean Resources Capital Holdings, Plc ("ORCH") in which ORCH agreed to advance $600,000 against the contemplated sale of the ORCH shares we formerly owned. On February 27, 2004, we issued 829,755 shares of our newly designated series B convertible preferred stock (the "Series B Shares") and warrants to purchase 150,000 shares of common stock to ORCH in consideration of the cancellation of all indebtedness due and owing ORCH. Each Series B Share is immediately convertible at the option of the holder into one share of common stock at an effective conversion price of $.55 per share.

      During the six months ended June 30, 2004, we raised gross cash proceeds of $700,000 through the issuance and sale of units at a purchase price of $.40 per unit. Each unit consisted of two shares of common stock and warrants to purchase an additional share of common stock. The warrants are immediately exercisable at an exercise price of $.30 per share and terminate three years from the date of grant.

      The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

      We are in the development stage and our current liabilities substantially exceed our current assets. As of the date of this report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas, oil or minerals. We owe approximately $386,000 of drilling costs associated with our interest in CSR-Waha Partners, L.P. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. Under the terms of an assignment and assumption agreement, we can earn up to a 50% interest in the property rights of Bell Coast Capital Corp. in approximately 138,000 acres in the South Gobi Province of Mongolia. To earn this interest, we will be required to contribute up to $Cdn 2,400,000 over the next eighteen (18) months of which $77,000 has been funded as of June 30, 2004.

      We believe that the release of our obligations under the Trident Notes and CSOR Note, sales of equity and debt securities in private placements in 2004 and projected nominal revenues from oil and gas operations will provide sufficient funds to fund our operations through December 2004. We will be required to raise funds through additional offerings of our securities in order to have the funds necessary to meet our working capital requirements and cash calls related to various interest in mining and oil and gas prospects, complete other acquisitions and continue our operations.

      Our ability to continue as a going concern is dependent upon raising capital through equity and debt financing on terms acceptable to the Company. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, we may be required to delay, scale back or eliminate our mining interest to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in the properties or in the extreme situation, cease operations.

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

                           PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS

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

ITEM 5. OTHER INFORMATION.

      On July 14, 2004, Cecile T. Coady resigned as the President and Chief Executive Officer of the Company, and Wes A. Franklin resigned as a director of the Company. Concurrent with the resignations, Christopher M. Giordano was appointed to serve as the Chief Executive Officer, Secretary, Treasurer and director of the Company.

      Christopher M. Giordano has served as the Chief Executive Officer, Secretary, Treasurer and director of the Company since July 14 2004. Mr. Giordano also serves as the President of Birchwood Capital Advisors Group, Inc., a New Jersey based company which advises small to medium sized companies in debt, equity and structured finance transactions. Mr. Giordano has over twenty-five years experience in corporate finance transactions in numerous industries including energy, financial services and communications.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
      (a)  Exhibits

------------------------------------------------------------------------------
 Exhibit No.             Exhibit                     Method of Filing
------------------------------------------------------------------------------
     3.1      Articles of Incorporation      Incorporated by reference to
                                             Exhibit 3.1 to the Registrant's
                                             Registration Statement on Form
                                             10-SB dated  December 20, 1999

------------------------------------------------------------------------------
     3.2      Bylaws                         Incorporated by reference to
                                             Exhibit 3.2 to the Registrant's
                                             Registration Statement on Form
                                             10-SB dated  December 20, 1999

------------------------------------------------------------------------------
     3.3      Certificate of Amendment to    Incorporated by reference to
              Articles of Incorporation      Exhibit 3.3 to the Registrant's
              filed October 21, 2002         Quarterly Report on Form 10-QSB
                                             for the Quarter Ended September
                                             30, 2002

------------------------------------------------------------------------------
     3.4      Certificate of Designation of  Incorporated by reference to
              Series A 10% Convertible       Exhibit 3.4 to the Registrants
              Preferred Stock                Annual Report on Form 10-KSB
                                             for the Year Ended December 31,
                                             2002

------------------------------------------------------------------------------
     3.5      Certificate of Designation of  Incorporated by reference to
              Series B Convertible           Exhibit 3.5 to the Registrant's
              Preferred Stock                Annual Report on Form 10-KSB
                                             for the Year Ended December 31,
                                             2003
------------------------------------------------------------------------------
     3.6      Amended and Restated           Incorporated by reference to
              Certificate of Designation of  Exhibit 3.6 to the Registrant's
              Series A 10% Convertible       Annual Report on Form 10-KSB
              Preferred Stock                for the Year Ended December 31,
                                             2003
------------------------------------------------------------------------------
    10.1      Partial Assignment of Oil,     Incorporated by reference to
              Gas and Mineral Lease by and   Exhibit 10.2 to the Company's
              between Touchstone Resources,  Current Report on Form 8-K
              Inc. and the Company dated     dated May 13, 2002
              April 25, 2002

------------------------------------------------------------------------------
    10.2      Agreement of Limited           Incorporated by reference to
              Partnership of Touchstone      Exhibit 10.3 to the Company's
              Resources - 2001 Hackberry     Current Report on Form 8-K
              Drilling Fund, L.P.            dated May 13, 2002

------------------------------------------------------------------------------
    10.3      Loan Agreement dated April     Incorporated by reference to
              25, 2002 by and between the    Exhibit 10.6 to the Company's
              Company and Gemini Growth      Quarterly Report on Form 10-QSB
              Fund, LP dated November 21,    for the quarter ended June 30,
              2001                           2002
------------------------------------------------------------------------------
    10.4      12% Secured Convertible Note   Incorporated by reference to
              dated April 25, 2002, issued   Exhibit 4.2 to the Company's
              to Gemini Growth Fund, L.P.    Quarterly Report on Form 10-QSB
                                             for the quarter ended June 30,
                                             2002
------------------------------------------------------------------------------

------------------------------------------------------------------------------
    10.5      Warrant to purchase 150,000    Incorporated by reference to
              shares of Common Stock dated   Exhibit 4.3 to the Company's
              April 25, 2002, issued to      Quarterly Report on Form 10-QSB
              Gemini Growth Fund, L.P.       for the quarter ended June 30,
                                             2002
------------------------------------------------------------------------------
    10.6      Security Agreement dated       Incorporated by reference to
              April 25, 2002, by and         Exhibit 10.7 to the Company's
              between the Company and        Quarterly Report on Form 10-QSB
              Gemini Growth Fund, L.P.       for the quarter ended June 30,
                                             2002

------------------------------------------------------------------------------
    10.7      Option to Purchase 100,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.6 to the Company's
              to Mark A. Bush                Annual Report on Form 10-KSB
                                             for the year ended December 31,
                                             2002

------------------------------------------------------------------------------
    10.8      Option to Purchase 100,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.7 to the Company's
              to Wes Franklin                Annual Report on Form 10-KSB
                                             for the year ended December 31,
                                             2002

------------------------------------------------------------------------------
    10.9      Option to Purchase 200,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.8 to the Company's
              to John B. Connally, III       Annual Report on Form 10-KSB
                                             for the year ended December 31,
                                             2002

------------------------------------------------------------------------------
    10.10     Form of Investment Agreement   Incorporated by reference to
              by and between the Company     Exhibit 10.10 to the Company's
              and Ocean Resources Capital    Annual Report on Form 10-KSB
              Holdings, PLC dated February   for the year ended December 31,
              21, 2002                       2002

------------------------------------------------------------------------------
    10.11     Limited Partnership Agreement  Incorporated by reference to
              of PH GAS, LP dated July 16,   Exhibit 10.11 to the Company's
              2002                           Quarterly Report on Form 10-QSB
                                             for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------
    10.12     Amendment to the Limited       Incorporated by reference to
              Partnership Agreement of PH    Exhibit 10.12 to the Company's
              GAS, LP dated April 26, 2003   Quarterly Report on Form 10-QSB
                                             for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------
    10.13     Limited Partnership Agreement  Incorporated by reference to
              of CSR-Hackbery Partners,      Exhibit 10.13 to the Company's
              L.P. dated July 31, 2002       Quarterly Report on Form 10-QSB
                                             for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------

------------------------------------------------------------------------------
    10.14     Limited Partnership Agreement  Incorporated by reference to
              of PHT Partners, L.P. dated    Exhibit 10.14 to the Company's
              August 14, 2002                Quarterly Report on Form 10-QSB
                                             for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------
    10.15     Limited Partnership Agreement  Incorporated by reference to
              of CSR-WAHA Partners, LP       Exhibit 10.15 to the Company's
              dated June 27, 2002            Quarterly Report on Form 10-QSB
                                             for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------
    10.16     Amendment to The Limited       Incorporated by reference to
              Partnership Agreement of       Exhibit 10.16 to the Company's
              CSR-WAHA Partners, L.P. dated  Quarterly Report on Form 10-QSB
              January 15, 2003               for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------
    10.17     Limited Partnership Agreement  Incorporated by reference to
              of Louisiana Shelf Partners,   Exhibit 10.17 to the Company's
              L.P. dated December 31, 2002   Quarterly Report on Form 10-QSB
                                             for the quarter ended March 31,
                                             2003

------------------------------------------------------------------------------
    10.18     10% Promissory Note dated      Incorporated by reference to
              January 15, 2003, issued to    Exhibit 4.3 to the Company's
              Continental Southern           Annual Report on Form 10-KSB
              Resources, Inc.                for the year ended December 31,
                                             2002
------------------------------------------------------------------------------
    10.19     First Amendment to Loan        Incorporated by reference to
              Agreement dated July 29,       Exhibit 10.19 to the Company's
              2003, by and between the       Quarterly Report on Form 10-QSB
              Company and Trident Growth     for the quarter ended June 30,
              Fund, L.P.                     2003

------------------------------------------------------------------------------
    10.20     12% Secured Convertible Note   Incorporated by reference to
              dated July 29, 2003, issued    Exhibit 10.20 to the Company's
              to Trident Growth Fund, L.P.   Quarterly Report on Form 10-QSB
                                             for the quarter ended June 30,
                                             2003

------------------------------------------------------------------------------
    10.21     First Amended Security         Incorporated by reference to
              Agreement dated July 29,       Exhibit 10.21 to the Company's
              2003, by and between the       Quarterly Report on Form 10-QSB
              Company and Trident Growth     for the quarter ended June 30,
              Fund, L.P.                     2003

------------------------------------------------------------------------------
    10.22     First Amendment to 12%         Incorporated by reference to
              Secured Convertible Note       Exhibit 10.22 to the Company's
              (such original note dated      Quarterly Report on Form 10-QSB
              April 25, 2002), dated July    for the quarter ended June 30,
              29, 2003, issued to Trident    2003
              Growth Fund, L.P.

------------------------------------------------------------------------------

------------------------------------------------------------------------------
    10.23     Warrants to purchase 120,000   Incorporated by reference to
              shares of Common Stock, dated  Exhibit 10.23 to the Company's
              July 29, 2003, issued to       Quarterly Report on Form 10-QSB
              Trident Growth Fund, L.P.      for the quarter ended June 30,
                                             2003

------------------------------------------------------------------------------
    10.24     Warrants to purchase 100,000   Incorporated by reference to
              shares of Common Stock, dated  Exhibit 10.24 to the Company's
              July 29, 2003, issued to       Quarterly Report on Form 10-QSB
              Trident Growth Fund, L.P.      for the quarter ended June 30,
                                             2003

------------------------------------------------------------------------------
    10.25     First Amendment to Warrants    Incorporated by reference to
              to purchase 150,000 shares of  Exhibit 10.25 to the Company's
              Common Stock, dated July 29,   Quarterly Report on Form 10-QSB
              2003, issued to Trident        for the quarter ended June 30,
              Growth Fund, L.P.              2003

------------------------------------------------------------------------------
    10.26     Assignment and Assumption      Incorporated by reference to
              dated April 19, 2004 by and    Exhibit 10.1 to the Company's
              between the Company and        current report on Form 8-K,
              Montex Exploration, Inc.       dated April 19, 2004
------------------------------------------------------------------------------
    10.27     Purchase and Sale Agreement    Incorporated by reference to
              dated July 20, 2004 by and     Exhibit 2.1 to the Company's
              between the Company and BP     current report on Form 8-K,
              Preferred Acquisition, LLC.    dated August 4, 2004
------------------------------------------------------------------------------
    31.1      Certification by Principal     Filed herewith
              Executive Officer and
              Principal Financial Officer
              pursuant to Section 302 of
              the Sarbanes-Oxley Act of 2002

------------------------------------------------------------------------------
    31.2      Certification by Principal     Filed herewith
              Financial Officer pursuant to
              Section 302 of the
              Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------
    32.1      Certification by the           Filed herewith
              Principal Executive Officer
              and Principal Financial
              Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted
              pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended June 30, 2004:

      1. On May 20, 2004, the Company filed a Current Report on Form 8-K dated May 18, 2004, reporting under Items 1 and 7 the completion of change in control event of the Company pursuant to a Securities Purchase Agreement and a Stock Pledge Agreement.

      2. On May 20, 2004, the Company filed a Current Report on Form 8-K dated May 18, 2004, reporting under Items 2 and 7 the acquisition of 100% of a certain undivided right to mineral claims and concessions located in Mongolia.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BPK RESOURCES, INC.

Date: August 23, 2004                   /s/ Christopher Giordano
                                        ------------------------
                                        Christopher Giordano
                                        Chief Executive Officer, Secretary and
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