Form 10QSB
period 2004-09-30
BPK RESOURCES INC
filed 2004-11-24
CIK 1093818

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended: SEPTEMBER 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ____________

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

                        264 UNION BOULEVARD, FIRST FLOOR
                               TOTOWA, NJ, 07512
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 956-8400
             ------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

                      111 PRESIDENTIAL BOULEVARD, SUITE 165
                              BALA CYNWYD, PA 19004
--------------------------------------------------------------------------------
        (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 51,259,503 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of November 22, 2004.

      Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)                    1

          Condensed Consolidated Statements of Operations - (unaudited)        2

          Condensed Consolidated Statements of Cash Flows - (unaudited)        3

          Notes to Condensed Consolidated Financial Statements - (unaudited)   4

Item 2.   Management's Discussion and Analysis or Plan of Operations          18

Item 3.   Controls and Procedures                                             25

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 5.   Other Information                                                   25

Item 6.   Exhibits and Reports on Form 8-K                                    27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                    September 30,      December 31,
                                                                                        2004              2003
                                                                                    ------------      ------------
                                                                                    (Unaudited)        (Audited)
Current assets
   Cash and cash equivalents                                                        $     52,880      $     13,029
   Accounts receivable                                                                    27,791            68,144
   Notes and interest receivable                                                          18,439            64,309
   Prepaid expenses                                                                        4,998            86,921
   Current assets of discontinued operations                                                  --           105,135
                                                                                    ------------      ------------
Total current assets                                                                     104,108           337,538
                                                                                    ------------      ------------

Oil and gas properties using successful efforts
   Developed oil and gas interests net                                                    12,297            18,367
   Undeveloped                                                                           100,200           310,991
Mineral interests option                                                               1,034,000                --

Investment in limited partnerships                                                            --           940,667
Long-term assets of discontinued operations                                                   --            28,250
                                                                                    ------------      ------------
                                                                                    $  1,250,605      $  1,635,813
                                                                                    ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable and accrued expenses                                            $    927,364      $    707,900
   Accounts payable and accrued expenses - related party                                   2,719           392,707
   Payables for oil and gas interests - related party                                         --            25,010
   Notes payable                                                                          58,178             8,178
   Notes payable - related party                                                          20,000           482,365
   Dividends payable on Series A preferred                                                    --           309,708
   Current liabilities of discontinued operations                                             --         2,721,994
                                                                                    ------------      ------------
Total current liabilities                                                              1,008,261         4,647,862

Series A Preferred Stock, Subject to Mandatory Redemption                                     --         3,600,000
                                                                                    ------------      ------------
Total Liabilities                                                                      1,008,261         8,247,862
                                                                                    ------------      ------------

Commitments and contingencies

Minority interest                                                                             --                --

Stockholders' Equity (Deficit)
    Preferred stock, Series A, $.001 par value; authorized 10,000,000 shares; 0 and 5,538,461 shares issued and outstanding as of 2004
       and 2003, respectively                                                                 --                --
    Preferred stock, Series B, $.001 par value; authorized 15,000,000 shares;
       829,755 and 0 shares issued and outstanding as of 2004 and
       2003, respectively                                                                    830                --
   Common stock, $.001 par value; authorized 100,000,000 shares;
       51,259,503 and 14,617,198 issued and outstanding as of 2004 and
       2003, respectively                                                                 51,259            14,617
   Additional paid in capital                                                         16,689,700         3,755,008
   Deferred compensation                                                                    (446)           (2,083)
   Deficit accumulated during development stage                                      (16,498,999)      (10,379,591)
                                                                                    ------------      ------------
Total stockholders' equity (deficit)                                                     242,344        (6,612,049)
                                                                                    ------------      ------------
                                                                                    $  1,250,605      $  1,635,813
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

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                  April 2, 1997

                                                             Three Months Ended            Nine Months Ended
                                                               September 30,                  September 30,           (Inception) to
                                                        ---------------------------    ----------------------------    September 30,
                                                             2004           2003            2004            2003            2004
                                                        ------------   ------------    ------------    ------------    ------------
Revenues                                                $      7,878   $     14,035    $     24,008    $     96,535    $    221,554
                                                        ------------   ------------    ------------    ------------    ------------
Operating expenses
   Production expenses                                       (27,586)         5,274          14,854          51,237         102,251
   Mining exploration expense                                 77,000             --          77,000              --          77,000
   Depletion and amortization                                  2,974         18,508           6,070          46,247         222,845
   Impairment of oil and gas properties                           --             --         212,725              --       2,510,315
   General and administrative - related party                 18,000         45,000          59,000          67,500         248,630
   General and administrative                                186,670        105,834         582,471         793,096       2,186,624
                                                        ------------   ------------    ------------    ------------    ------------
Total operating expenses                                     257,058        174,616        (952,120)       (958,080)      5,347,665
                                                        ------------   ------------    ------------    ------------    ------------
Loss from continuing operations                             (249,180)      (160,581)       (928,112)       (861,545)     (5,126,111)
                                                        ------------   ------------    ------------    ------------    ------------
Other (income) expense
   Interest income                                               (34)        (2,000)         (1,665)         (4,321)        (43,486)
   Interest expense                                           96,893        560,385         683,633       1,412,161       3,122,034
   Interest expense - Series A Preferred                          --         90,731          90,000          90,731         271,489
   Gain on extinguishment debt                                    --             --        (316,499)             --        (316,499)
   Loss (gain) on sale of stock                                   --      2,665,918              --       2,665,918       2,664,573
   Loss from limited partnerships and
      limited liability companies                                 --        338,136          67,758         368,800       1,114,156
                                                        ------------   ------------    ------------    ------------    ------------
Total other expenses, net                                     96,859      3,653,170         523,227       4,533,289       6,812,267
                                                        ------------   ------------    ------------    ------------    ------------
Loss from continuing operations
   before minority interest                                 (346,039)    (3,813,751)     (1,451,339)     (5,394,834)    (11,938,378)

Minority interest                                                 --          1,885              --           2,187           3,700
                                                        ------------   ------------    ------------    ------------    ------------
Net loss from continuing operations before
   cumulative effect of change in
   accounting principle                                     (346,039)    (3,811,866)     (1,451,339)     (5,392,647)    (11,934,678)

Income (loss) from discontinued operations                    (4,619)        (8,992)        (15,762)         12,560        (431,559)

Cumulative effect of change in accounting Principle
   principle                                                      --             --              --              --         647,764
                                                        ------------   ------------    ------------    ------------    ------------

Net loss                                                    (350,658)    (3,820,858)     (1,467,101)     (5,380,087)    (11,718,473)

Preferred dividend on series A preferred stock                    --             --       4,652,307         120,731       4,780,526
                                                        ------------   ------------    ------------    ------------    ------------

Net loss to common stockholders                         $   (350,658)  $ (3,820,858)   $ (6,119,408)   $ (5,500,818)   $(16,498,999)
                                                        ============   ============    ============    ============    ============

Per share of common stock, basic and diluted

   Net loss from continuing operations
       before cumulative effect of change
       in accounting principle                          $      (0.01)  $      (0.26)   $      (0.04)   $      (0.37)   $      (1.10)

   Income (loss) from discontinued operations                     --             --              --              --           (0.04)

   Cumulative effect of change in accounting                      --             --              --              --            0.06
                                                        ------------   ------------    ------------    ------------    ------------

   Net loss before preferred dividend on Series
       A preferred stock                                $      (0.01)  $      (0.26)   $      (0.04)   $      (0.37)   $      (1.08)

   Preferred dividend on Series A preferred
       stock                                                      --             --    $      (0.12)   $      (0.01)   $      (0.44)
                                                        ------------   ------------    ------------    ------------    ------------
Net loss to common stockholders                         $      (0.01)  $      (0.26)   $      (0.16)   $      (0.38)   $      (1.52)
                                                        ============   ============    ============    ============    ============
Weighted average common shares outstanding                51,259,503     14,617,198      38,808,956      14,488,260      10,851,196
                                                        ============   ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended            April 2, 1997
                                                                   September 30,            (inception) to
                                                           ----------------------------      September 30,
                                                               2004             2003             2004
                                                           -----------      -----------      -----------
Net cash used in operating activities                      $  (557,767)     $  (824,174)     $(2,082,705)
                                                           -----------      -----------      -----------

Cash flows from investing activities
    Advances                                                        --               --         (242,700)
    Repayment from unrelated party                              50,000           26,000          216,600
    Loan to unrelated party                                     (2,500)              --          (52,500)
    Loan to related party                                           --          (13,650)         (13,650)
    Proceeds from sale of marketable securities                     --        1,711,322        1,735,897
    Purchases of marketable securities                              --               --          (22,268)
    Purchase of limited partnership, net of cash              (167,949)              --         (314,770)
    Purchase of oil and gas interests                           (1,934)              --         (357,551)
    Purchase of mining interest                                (84,000)              --          (84,000)
    Investment in limited partnerships                              --       (1,030,095)      (1,934,728)
    Distribution from limited partnerships                          --           37,232           37,232
                                                           -----------      -----------      -----------

Net cash used in investing activities                         (206,383)         730,809       (1,032,438)
                                                           -----------      -----------      -----------

Cash flows from financing activities
    Issuance of debt                                            44,000        1,517,053        2,295,854
    Issuance of debt - related party                                --          132,000        1,787,053
    Repayment of debt                                               --         (470,687)        (788,000)
    Repayment of debt - related party                               --       (1,230,000)      (1,586,688)
    Offering costs                                                  --               --          (97,500)
    Issuance of common stock, net costs                        760,000               --        1,677,478
    Collection of subscription receivable                           --          207,500          305,000
    Collection of minority subscription receivable                  --            1,600               --
                                                           -----------      -----------      -----------

Net cash provided by financing activities                      804,000          157,466        3,593,197
                                                           -----------      -----------      -----------

Net cash provided by (used in) discontinued operations          (2,802)          46,139         (425,174)
                                                           -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents            37,048          110,240           52,880

Cash and cash equivalents, beginning of period                  15,832           26,980               --
                                                           -----------      -----------      -----------

Cash and cash equivalents, end of period                   $    52,880      $   137,220      $    52,880
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

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by BPK Resources, Inc. (the "Company" or "BPK"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except for the Company's accounting for the disposal of its investments in the oil and gas entities and releases from its liabilities under the Trident notes and CSOR notes (See Note 9). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

The Company follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, the Company has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three and nine months ended September 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                  --------------------------    --------------------------
                                                     2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
Net loss, to common stockholders as reported      $  (350,658)   $(3,820,858)   $(6,119,408)   $(5,500,818)
Add:  Stock-based employee compensation
     expense included in reported net income
     determined under APB No. 25, net of
     related tax effects                                1,137            250          1,637             --
Deduct:  Total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards, net
    of related tax effects                                 --             --             --        (99,500)
                                                  -----------    -----------    -----------    -----------

Pro forma net loss to common stockholders         $  (349,521)   $(3,820,608)   $(6,117,771)   $(5,600,318)
                                                  -----------    -----------    -----------    -----------

Earnings per share:
     Basic - as reported                          $     (0.01)   $     (0.26)   $     (0.16)   $     (0.38)
     Basic - pro forma                            $     (0.01)   $     (0.26)   $     (0.16)   $     (0.39)

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on net loss.

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

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has two reportable operating segments being the acquiring, exploration and development of mining properties and the acquiring, exploration and development of natural gas and oil properties. The Company's operations are conducted in three geographic segments. The following amounts exclude the loss from limited partnerships which have been sold and the December 31, 2003 and prior periods have been restated to exclude the discontinued operations:

Operating revenues for the nine month periods ended September 30, 2004 and 2003 by geographical area were as follows:

                             Oil and Gas                     Mining
                   -----------------------------  -----------------------------
                   September 30,   September 30,  September 30,   September 30,
                      2004             2003           2004            2003
                   -------------   -------------  -------------   -------------
United States        $24,008        $  96,535        $    --        $     --
Mongolia                  --               --             --              --
                     -------        ---------        -------        --------
                     $24,008        $  96,535        $    --        $     --
                     =======        =========        =======        ========

Operating revenues for the three month periods ended September 30, 2004 and 2003 by geographical area were as follows:

                          Oil and Gas                       Mining
                  -----------------------------  ------------------------------
                  September 30,   September 30,  September 30,    September 30,
                       2004           2003           2004            2003
                  -------------   -------------  -------------    -------------
United States        $ 7,878        $14,035        $     --        $     --
Mongolia                  --             --              --              --
                     -------        -------        --------        --------
                     $ 7,878        $14,035        $     --        $     --
                     =======        =======        ========        ========

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 -
(continued)

Long-lived assets as of September 30, 2004 and December 31, 2003 by business segment and geographical area were as follows:

                         Oil and Gas                       Mining
                ------------------------------   -------------------------------
                September 30,     December 31,   September 30,      December 31,
                    2004              2003            2004            2003
                 ----------        ----------     -----------        --------
United States    $  112,497        $  329,357     $        --        $     --
Mongolia                 --                --       1,034,000              --
                 ----------        ----------     -----------        --------
                 $  112,497        $  329,357     $ 1,034,000        $     --
                 ==========        ==========     ===========        ========

Loss before minority interest as of nine months and three months ended September 30, 2004 and 2003 by business segment and geographical area were as follows:

                                                        Nine Months Ended September 30, 2004
                                     -----------------------------------------------------------------------
                                                                              Corporate
                                        Mining           Oil and Gas          Overhead             Total
                                     -----------         -----------         -----------         -----------
United States                        $        --         $  (209,641)        $(1,096,940)        $(1,306,581)
Mongolia                                 (77,000)                 --                  --             (77,000)
                                     -----------         -----------         -----------         -----------
Loss before minority interest        $   (77,000)        $  (209,641)        $(1,096,940)        $(1,383,581)
                                     ===========         ===========         ===========         ===========

                                                  Nine Months Ended September 30, 2003
                                  --------------------------------------------------------------------
                                                                        Corporate
                                     Mining        Oil and Gas           Overhead             Total
                                    --------       ------------        -----------         -----------
United States                        $   --        $      (949)        $(5,022,898)        $(5,023,847)
Mongolia                                 --                 --                  --                  --
                                     ------        -----------         -----------         -----------
Loss before minority interest        $   --        $      (949)        $(5,022,898)        $(5,023,847)
                                     ======        ===========         ===========         ===========

                                                 Three Months Ended September 30, 2004
                                  ------------------------------------------------------------------
                                                                        Corporate
                                       Mining         Oil and Gas       Overhead            Total
                                     ---------        -----------       ----------        ---------
United States                        $      --         $  32,490        $(301,529)        $(269,039)
Mongolia                               (77,000)               --               --           (77,000)
                                     ---------         ---------        ---------         ---------
Loss before minority interest        $ (77,000)        $  32,490        $(301,529)        $(346,039)
                                     =========         =========        =========         =========

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2004 - (continued)

                                                  Three Months Ended September 30, 2003
                                     -----------------------------------------------------------------
                                                                        Corporate
                                     Mining        Oil and Gas          Overhead              Total
                                     ------        -----------         -----------         -----------
United States                        $   --        $    (9,747)        $(3,465,868)        $(3,475,615)
Mongolia                                 --                 --                  --                  --
                                     ------        -----------         -----------         -----------
Loss before minority interest        $   --        $    (9,747)        $(3,465,868)        $(3,475,615)
                                     ======        ===========         ===========         ===========

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred net losses to common stockholders of $6,119,408 for the nine months ended September 30, 2004 and $16,498,999 for the period April 2, 1997 (date of inception) to September 30, 2004. The net losses from inception to September 30, 2004 included non-cash charges related to services provided, amortization of debt discount and loan cost and preferred dividends of $5,373,249. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in its development state and will need significant funds to meet its cash calls on its various interests in mining and oil and gas prospects to explore, produce, develop, and eventually sell the underlying mineral and natural gas and oil products under its interest and to acquire additional properties.

The Company believes that the release from its obligations under the Trident Notes and CSOR Note (see Note 7), sales of equity and debt securities in private placements in 2004 and projected nominal revenues from oil and gas operations will provide sufficient funds to fund its operations through December 2004. The Company will be required to raise additional capital in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in mining and oil and gas prospects, complete other acquisitions and continue its operations in 2005.

The Company's ability to continue as a going concern is dependent upon raising capital through equity and debt financing and other means on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its strategy of acquiring oil, gas and mining interests or even be required to relinquish some or all of its oil and gas and mining interests or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - DESCRIPTION OF BUSINESS

Nature of Operations

The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for mining and drilling, delivering any gas or oil reserves or mineral reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - DESCRIPTION OF BUSINESS - (continued)

assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any minerals or gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., to assist and advise the Company regarding the identification and leasing of oil and gas properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional oil and gas reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. The Company's properties are located in Mongolia and Texas.

NOTE 5 - OIL AND GAS INTERESTS AND EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS AND LIMITED LIABILITY COMPANIES AND DISPOSITION

On July 20, 2004, the Company entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition") related through common ownership (the "Transaction"). FEQ Gas, LLC ("FEQ Gas") and Montex Exploration, Inc. ("Montex") may be deemed to control BP Acquisition and BP Investments Group, LLC, the beneficial owner of approximately 54% of the Company's issued and outstanding shares of common stock. Pursuant to the terms of the Agreement, the Company disposed of 100% of its ownership interests in CSR-Hackberry Partners, L.P. ("CSR-Hackberry"), BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC, in consideration for which BP Acquisition agreed to cause the Company to be released from its liabilities and obligations under the Trident Notes and CSOR Note (See Note 7). As of September 30, 2004, the Company has obtained releases from such obligations. See Note 9 for description of accounting for this transaction.

The assets and liabilities of CSR-Hackberry and BPK South Valentine, L.P. have been classified as "assets of discontinued operations" and "liabilities of discontinued operations" for all periods presented. The net results of operations for these two entities have been classified as "discontinued operations" for all periods presented. The revenues for these entities for the nine months ended September 30, 2004 and 2003 were $11,846 and $143,328, respectively. The revenue since inception was $233,043.

Included below is the Company's investments and activity in oil and gas activities, which consisted of the following at September 30, 2004:

                                                          Accumulated
                                         Total Cost of    Depletion and     Net
                                          Oil and Gas      Impairment      Capital
                                          Properties       Allowance       Assets
                                          ----------       ----------     ----------
Unproved properties acquisition costs     $1,716,729       $1,616,529     $  100,200

Proved properties acquisition costs          355,617          343,320         12,297
                                          ----------       ----------     ----------

Net                                       $2,072,346       $1,959,849     $  112,497
                                          ==========       ==========     ==========

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - OIL AND GAS INTERESTS AND EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS AND LIMITED LIABILITY COMPANIES AND DISPOSITION - (continued)

Included below is the Company's investments and activity in oil and gas activities which consisted of the following at December 31, 2003:

                                                           Accumulated
                                         Total Cost of    Depletion and      Net
                                          Oil and Gas      Impairment      Capital
                                          Properties       Allowance       Assets
                                          ----------       ----------     ----------

Unproved properties acquisition costs     $1,714,795       $1,403,804     $  310,991
Proved properties acquisition costs        1,626,912        1,580,295         46,617
                                          ----------       ----------     ----------

Net                                       $3,341,707       $2,984,099     $  357,608
                                          ==========       ==========     ==========

As a result of the Transaction described above, as of September 30, 2004, the Company had no equity interests in any limited partnership or limited liability company. The Company had contributed in 2004 $127,900 and $40,049 to PH Gas, L.P. and PHT Partners, L.P., respectively prior to the transaction.

The following table represents the Company's equity investment in the limited partnerships and limited liability company at December 31, 2003:

                                                 Touchstone
                                                 Resources
                                                   2001 -
                                                 Hackberry         Louisiana            PHT
                                                  Drilling           Shelf           Partners,          LS
                               PH Gas, LP        Fund, LP         Partners, LP          LP            Gas, LLC          Total
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
                              ===========       ===========       ===========       ===========      ===========      ===========

CSR-Waha Partners, L.P.

On January 15, 2003, the Company purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware limited partnership from Endeavour International Corporation, formerly known as Continental Southern Resources, Inc. ("CSOR" or "Endeavour"), a then related party. The purchase price of $2,000,000 consisted of $150,000 which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the Company's common stock. The note term was subsequently extended to June 30, 2004 in consideration of the Company's issuance of 100,000 shares of common stock to CSOR. On July 20, 2004, the Company was released from its obligation under the note as a result of the Transaction. (See Note 7) CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. The Company and CSOR had one common director who was the President of the Company at the time the transaction was completed.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - OIL AND GAS INTERESTS AND EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS AND LIMITED LIABILITY COMPANIES AND DISPOSITION - (continued)

As of September 30, 2004, CSR-Waha owed the operator of the wells approximately $389,527 and had not made a payment to the operator since 2002. As a result of not paying the operator, CSR-Waha did not receive any royalty checks from the operator, nor did it receive any production data or reserve estimates and was, therefore, unable to determine the amounts of proved reserves available as of September 30, 2004 or December 31, 2003. CSR-Waha has recorded impairment charges of $212,725 and $938,592 during the quarter ended June 30, 2004 and year ended December 31, 2003, respectively, as a result of certain wells going offline during 2004 and 2003. In addition, the Company recorded an impairment charge of $1,235,248 on its investment in CSR-WAHA during 2003. Because of these factors, CSR-Waha has reflected its remaining capitalized costs as unproved property acquisition costs in the amount of $100,200 and $310,991 as of September 30, 2004 and December 31, 2003, respectively.

The Company accounts for its investment in CSR-Waha using the consolidation method.

NOTE 6 - MINERAL INTERESTS OPTION

In April 2004, the Company entered into an Assignment and Assumption Agreement with Montex Exploration, Inc. ("Montex") (the "Agreement") whereby the Company assumed all of the rights and responsibilities of Montex under a binding letter of intent entered into by Montex with Bell Coast Capital Corp. ("Bell Coast") with respect to exploration of the Shadow Mountain Project in Mongolia (the "Interest"). The Company paid $184,000 to Montex and issued 5,000,000 shares of its common stock valued at $950,000 (based on the closing price of the Company's common stock on the date of the agreement) to Montex, and reimbursed Montex for all fees and expenses incurred by Montex in connection with the preparation, negotiation and execution of the letter of intent in consideration for the assignment. Under the terms of the Agreement, BPK can maintain a 50% interest in the Interest by contributing $CDN 2.4 million in exploration costs within 18 months of the signing of the Agreement. In the event the Company fails to contribute $CDN 2.4 million, its interest will be reduced proportionally. If the Company contributes less than $CDN 500,000, then it surrenders its entire interest back to Bell Coast. During the third quarter of 2004, the Company received a refund of $100,000 for the excess payment Montex originally made to Bell Coast, which has been recorded as a reduction of the Company's investment.

The Shadow Mountain Property is a copper and gold mining prospect, which is composed of two licenses totaling 55,219 ha (approximately 138,000 acres) in the South Gobi Province of Mongolia.

NOTE 7 - NOTES PAYABLE

Notes payable and convertible notes consisted of the following at:

                                             September 30,   December 31,
                                                 2004            2003
                                             -----------     -----------

12% Secured convertible note                 $        --     $ 2,100,000
10% Promissory notes - related party              20,000         715,000
3% Promissory notes                               58,178          15,178
Approx. 6% Loan Facility - related party              --         456,365
                                             -----------     -----------
                                                  78,178       3,286,543

    Less unamortized discount                         --        (101,232)
                                             -----------     -----------

                                             $    78,178     $ 3,185,311
                                             ===========     ===========

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE - (continued)

12% Secured Convertible Note

In April 2002 and in July 2003, the Company entered into two loan agreements pursuant to which it borrowed a total of $2,100,000 from Trident Growth Fund, L.P. ("Trident"). The Company's obligation to repay the loans were evidenced by two 12% convertible promissory notes ("Trident Notes") in the principal amounts of $1,500,000 and $600,000, respectively and secured by substantially all of the assets of the Company including a collateral mortgage and assignment of lease and working interests in the Company's oil and gas wells. The loans originally matured on October 31, 2003, and were amended to extend the maturity dates to June 30, 2004 and July 31, 2004. As an inducement for Trident to make the loans, extend the maturity date of the loan and waive certain loan covenants, the Company issued Trident warrants to purchase a total of 545,000 shares of the Company's common stock, with initial exercise prices ranging from $1.00 to $0.38 per share and a term of 10 years. In February and March 2004, the conversion price of the loan and warrants were reset to $0.20 and $0.13 per share, respectively.

Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from the original issuances of the convertible promissory notes and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $225,000 for the 300,000 warrants issued with the original convertible loan from April 2002 and $39,600 for the 120,000 warrants issued for the additional loan in July 2003. A beneficial conversion discount of $1,275,000 for the original convertible note was recorded in 2002. In 2003 the Company recorded a beneficial conversion discount of 118,547 on the second loan from Trident. The Company recorded an additional $441,853 beneficial conversion feature in 2004 related to the reset of the conversion price. For the nine months ended September 30, 2004 and 2003, the Company amortized $499,997 and $1,064,381, respectively of the discount related to the value of the warrant and beneficial conversion feature as interest expense.

In February 2004, Trident exercised its rights under the loan agreements and converted $30,000 of principal into 150,000 shares of common stock of the Company.

During July 2004, as a result of the Transaction (See Note 5), BP Acquisition caused the Company to be released from its liabilities and obligations under the Trident Notes, which cured the default of the original $1,500,000 Trident Note.

As an inducement to release the Company of the Trident loans, the Company issued Trident warrants to purchase 400,000 shares of the Company's common stock, with an exercise price of $0.13 per share. The warrants expire in five years. The warrants were valued at $43,100 using the Black-Scholes Model and recorded as debt release fee.

10% Promissory Notes - Related Party

In January 2003, the Company financed $1.5 million of the purchase price of CSR-Waha with a promissory note issued to CSOR ("CSOR Note"). The note bore interest at the rate of 10% per annum, initially matured on April 30, 2003 and was extended to June 30, 2004. In consideration for the extension, the Company issued CSOR 100,000 shares of the Company's common stock. The Company recorded financing costs of $47,000 in connection with the extension and amortized the costs over the life of the extension. The Company and CSOR had one common director on their Board of Directors who also served as President of the Company.

During July 2004, as a result of the Transaction (see Note 5), BP Acquisition caused the Company to be released from its liabilities and obligations under the CSOR note.

Other Notes Payable

During 2004, the Company borrowed an additional $44,000 from 1025 Investments and issued various 3% demand promissory notes for a total outstanding principal balance of $50,000 as of September 30, 2004.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE - (continued)

As of September 30, 2004, the Company had other demand notes totaling $8,178.

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

Each Series A Share was immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibited conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of the Company's common stock. In the event of liquidation, dissolution or winding up of the Company, or a merger or consolidation in which the Company is not the surviving entity, all Series A Shares automatically would have converted into shares of common stock. The Company had the option to redeem all Series A Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends and was required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contained anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares had no voting rights.

The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire 1,450,000 ordinary shares of ORCH.

On February 27, 2004, BP Investments, LP ("BP") entered into an agreement to purchase 5,538,461 shares of the Company's Series A Convertible Preferred Stock from ORCH. Subsequent to the sale, on March 23, 2004, the Company authorized certain amendments to the certificate of designation of the Series A Convertible Preferred Stock. The restriction limiting the number of shares convertible by the holder of the Series A Convertible Preferred stock to an amount that would result in the holder beneficially owning less than 4.99% of the issued and outstanding common stock was eliminated. The conversion rate for the holder was also increased from one share of Series A Convertible Preferred convertible into one share of common stock to one share of Series A Convertible Preferred Stock convertible into five shares of common stock. On the date of change in the conversion rate of the Series A Shares, the closing price of the common stock of the Company was $0.21 per share. As of September 30, 2004 the Company had recorded a preferred dividend, which amounted to $4,652,307 based on the value of the additional shares of common stock issuable on conversion at the new conversion rate. On April 12, 2004, BP Investments exercised its rights and converted 100% of the outstanding shares of Series A Convertible Preferred Stock into 27,692,305 shares of common stock of the Company, which may have resulted in a change in control of the Company, since this represented approximately 65% of the issued and outstanding common stock of the Company on that date. This resulted in the Company recording additional equity of $3,999,708, which included the reversal of the accrued dividend of $399,708.

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

Under the guidance of Financial Accounting Standard 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company recorded a gain in the amount of the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities issued to satisfy those liabilities, which amounted to $316,499 as of September 30, 2004.

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

During July 2004, the Company disposed of 100% of its interests in the various limited partnerships and limited liability companies, in consideration for which BP Acquisition caused the Company to be released from its liabilities and obligations under the Trident Notes and CSOR note (see Note 5 and Note 7). Since certain common ownership and control exist between the Company and BP Acquisition and in accordance with Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities Paid by Principal Stockholder", the Company accounted for the disposal of the assets and releases from its liabilities under the original notes as a contribution of additional paid in capital in the amount of $1,910,546.

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDER'S EQUITY - NOT DISCLOSED ELSEWHERE (Continued)

Stock Warrants

The Company had the following warrants outstanding at September 30, 2004:

      Expiration Date       Exercise Price              Shares
      ----------------     ----------------      -------------------

      November 2005             $   0.60                  702,666
      February 2007             $   0.55                  150,000
      February 2007             $   0.30                  650,000
      April 2007                $   0.30                1,250,000
      July 2008                 $   0.13                  120,000
      April 2012                $   0.13                  425,000
      July 2009                 $   0.13                  400,000
                                                 -------------------

      Common Stock                                      3,697,666
                                                 ===================

The Company had the following options outstanding as of September 30, 2004:

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
     Range of           Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise            at September 30,          Remaining          Exercise          September 30,        Exercise
      Prices                   2004              Contract Life          Price               2004               Price
-------------------    ---------------------     ---------------    --------------    ------------------    ------------
        $     0.40                 25,000                 .75           $  0.40            25,000              $ 0.40

        $     0.65                500,000                1.33           $  0.65           500,000              $ 0.60

NOTE 10 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the nine months ending September 30, 2004 and 2003, the total number of potentially dilutive shares excluded from diluted net loss per common share were 5,052,441 and 9,687,929, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DISCLOSED ELSEWHERE / CONCENTRATIONS

The Company entered into a consulting agreement with ESC Consulting Services Corp. on May 31, 2002. This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month. The Company incurred $54,000 of consulting expense as of September 30, 2004 and 2003. In April 2004, the president of ESC Consulting became a director and sole officer of the Company after the resignation of the Company's former director and sole officer. In July 2004, the president of ESC Consulting resigned as the Company's director and sole officer and was replaced by the current director and sole officer of the Company.

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

NOTE 13 - SUPPLEMENTAL EQUITY INVESTMENT DISCLOSURES - UNAUDITED

Since the Company divested their interests in all limited partnership interests during July 2004, no supplemental information is provided at September 30, 2004.

The following schedule lists the total assets, liabilities and results of operations of the limited partnerships which the Company is invested in at September 30, 2003:

                                                Touchstone
                                               Resources-2001
                                                 Hackberry          Louisiana Shelf
                            PH Gas, LP        Drilling Fund, LP      Partners, LP
                          -------------         -------------        -----------
Total Assets              $     742,328         $     214,653        $ 6,398,152
                          =============         =============        ===========

Total Liabilities                 3,438               190,133             70,648
                          =============         =============        ===========

Results of Operations
   Sales                             --                    --                 --
   Gross profit                      --                    --                 --
   Net income (loss)      $     (65,770)        $      12,835        $(2,483,792)

                               BPK RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 14 - SUBSEQUENT EVENTS - RELATED PARTY

In October 2004, the Company entered into the First Amendment to the Purchase and Sale Agreement with BP Acquisition. Pursuant to the terms of the Amendment, the Company included the promissory note in the amount of $224,000 due from CSR-Hackberry as part of the assets it disposed of on July 20, 2004.

In November 2004, the Company's Board of Directors ("Board") approved the Company's 2004 Stock Incentive Plan (the "Plan"). The Plan reserves 7,500,000 shares of common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity based or equity related awards to employees, officers, directors, or advisors to the Company or its subsidiaries as well as individuals who have entered into any employment agreement with the Company and its subsidiaries. The Plan is administered by the Board which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount and terms of any award. In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board. Although the Plan provides for the issuance of options that qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, since the Plan was not approved by the Company's stockholders, the Company cannot issue ISOs unless and until it obtains the requisite shareholder approval. Stock options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 85% of the fair market value of our common stock on the date of grant (100% in the case of ISOs), are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three months after termination of employment or other association with the Company or one year after termination due to disability, or death or retirement. In the event that termination of employment or association is for a cause, as defined in the Plan, awards terminate immediately upon such termination.

In November 2004, the Company entered into a letter agreement with the sole officer of the Company to serve as the Chief Executive Officer of the Company on an at-will basis.

In November 2004, the Company issued options to purchase 500,000 shares of the Company's common stock to the sole officer of the Company at an exercise price of $0.13 per share. The options expire in 10 years.

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

BUSINESS STRATEGY

      We seek to create shareholder value by building oil, gas and mineral reserves, production revenues and operating cash flow. This strategy consists of three distinct components. First, developing reserves and generating revenue through the exploration and development of our existing oil and gas prospect in Texas and our mining project in Mongolia. Second, completing selective acquisitions of additional oil and gas properties both offshore and onshore in Texas, Louisiana and other traditional oil and gas producing states in the southwestern United States, and additional mining projects in traditional mineral producing properties throughout the world. Third, selling all or part of our current or future interests in our partnerships or limited liability companies or all or part of leasehold interests we own to realize immediate capital and limit or eliminate future risk associated with such projects. As of the date of this report, none of our projects have any wells producing oil or gas in commercial quantities.

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

RECENT DEVELOPMENTS

      In order to strengthen our balance sheet and put us in a better position to raise the capital necessary to continue to execute our business plan, since January 1, 2004 we have:

      o negotiated the conversion of approximately $460,000 of our outstanding term indebtedness and $48,000 of accrued interest and loan arrangement fees into preferred equity;

      o negotiated the conversion of $3,600,000 face amount of outstanding preferred stock subject to mandatory redemption into common stock; and

      o satisfied in excess of $2,700,000 of outstanding indebtedness in exchange for certain of our oil and gas assets.

      Specifically, on July 20, 2004, we entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition"), which was amended on October 12, 2004. Pursuant to the terms of the agreement, as amended, we disposed of 100% of our ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P., LS Gas, LLC, and a $224,000 principal amount promissory note issued by CSR-Hackberry Partners, LP and payable to us in consideration for which BP Acquisition agreed to cause us to be released from any and all liabilities and obligations under the following notes and agreements:

            (i) the Loan Agreement, dated April 25, 2002, between the Company and Trident Growth Fund, L.P. ("Trident"), the Security Agreement, dated April 25, 2002, between the Company and Trident, and the 12% Secured Convertible Note, dated April 25, 2002, in the principal amount of $1,500,000, issued to Trident;

            (ii) the First Amended Loan Agreement, dated July 29, 2003, between the Company and Trident, the First Amended Security Agreement, dated July 29, 2003, between the Company and Trident and the 12% Secured Convertible Note, dated July 29, 2003, in the principal amount of $600,000, issued to Trident; and

            (iii) the 10% Promissory Note in the original principal amount $1,500,000, originally issued to Endeavour International Corporation (f/k/a Continental Southern Resources, Inc.) and currently held by CSOR Preferred Liquidation, LLC, a Delaware limited liability company, with an outstanding principal balance of $670,000 (the "CSOR Note") and any and all other agreements and documents related to the CSOR Note.

      In connection with the foregoing transaction, we issued warrants to Trident to purchase 400,000 shares of common stock as an inducement to release us from all of our obligations under the outstanding notes due Trident. As a result of the foregoing transactions, all outstanding term indebtedness has been converted into equity, none of our preferred stock is subject to mandatory redemption, and we have no indebtedness other than trade payables. We believe that this action was necessary to provide us with the ability to fund capital calls and continue to acquire additional property interest.

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

RESULTS OF OPERATIONS

      As described above, on July 20, 2004 we sold CSR-Hackberry Partners, L.P. ("CSR Hackberry") and BPK-South Valentine, LP ("BPK South Valentine"), two of our subsidiaries. As a result of this disposition: (i) the assets and liabilities of BPK South Valentine and CSR Hackberry have been classified as "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively, for all periods presented in the financial statements included in this report; and (ii) the net results of operations of CSR Hackberry and BPK-South Valentine have been classified as "Discontinued Operations" for all periods presented in the financial statements included in this report.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

Revenues

      We generated $7,878 and $24,008 of revenue during the three and nine months ended September 30, 2004, respectively, as compared to $14,035 and $96,535 during the corresponding periods in 2003. The revenue consisted of oil and gas sales from our net revenue interests in the Waha/Lockridge oil and gas prospect located in Reeves County Texas (the "Waha/Lockridge Prospect") and the Hackberry oil and gas prospect located in Jefferson County, Texas (the "Hackberry Prospect"). The $72,527 decrease during the nine months ended September 30, 2004 was the result of certain wells being offline for maintenance. Any revenue during the remainder of 2004 will be generated from our net revenue interests in the Waha/Lockridge Prospect and Hackberry Prospect, our mineral exploration rights in the South Gobi Province of Mongolia, or from other oil, gas or mining interests that we may acquire in the future.

Production Expenses

      Production expenses were $(27,586) and $14,854 during the three and nine months ended September 30, 2004, respectively, as compared to $5,274 and $51,237 during the corresponding periods in 2003. We incurred $2,974 and $6,070 in depletion and amortization expenses during the three and nine months ended September 30, 2004, respectively, as compared to $18,508 and $46,247 of such expenses during the corresponding periods in 2003. The decreases in production expenses and depletion and amortization expenses were due to a decrease in the production of our Hackberry Prospect.

      We incurred $-0- and $ 212,725 in impaired properties expense during the three and nine months ended September 30, 2004, respectively. We did not have any impaired property expense during the corresponding periods in 2003. The increase was attributable to an impairment of the carrying value of the unproved properties in the Waha/Lockridge Prospect.

Mining Exploration Expenses

      We incurred $77,000 of mining and exploration expenses during the three months ended September 30, 2004 in connection with our Mongolian mining property. We did not incur any such expenses during the corresponding period in 2003 as we were not in the mining business in 2003.

General and Administrative Expenses

      General and administrative expenses, including those from related parties, were $204,670 and $641,871 during the three and nine months ended September 30, 2004, respectively, as compared to $150,834 and $860,596 during the corresponding periods in 2003. The $53,836 increase during the three months ended September 30, 2004 was due to an increase in professional fees. The $218,725 decrease during the nine months ended September 30, 2004 was primarily due to a decrease in consulting expenses, professional fees and marketing expenses. We expect general and administrative expenses to remain at current levels during the remainder of 2004.

Other (income) and expense

      Other expenses were $96,859 and $523,227 during the three and nine months ended September 30, 2004, respectively, as compared to $3,653,170 and $4,533,289 for the three and nine months ended September 30, 2003. The expenses incurred in 2003 included a $2,665,918 loss we realized on the sale of 4,390,000 shares and warrants to acquire 1,463,000 shares of Ocean Resources Capital Holdings Plc, a London, England based company whose shares are traded on the Alternative Investment Market of the London Stock Exchange. We did not realize any such loss in the corresponding periods in 2004.

      The remainder of the $3,556,311 decrease during the three months ended September 30, 2004 was due to a $463,492 decrease in interest expense resulting from less amortization of debt discounts in connection with loans from Trident and decrease in interest on outstanding notes due to Trident and Endeavour International Corporation which were satisfied in July 2004, a $90,731 decrease in interest expense representing accrued dividends on our series A convertible preferred stock which contained a mandatory redemption feature and were converted to common stock in April 2004, and a decrease of $338,136 in losses from limited liability companies and limited partnerships. The remainder of the $4,010,062 decrease during the nine months ended September 30, 2004 was due to a decrease of $728,528 in interest expense as a result of the conversion of the Ocean Resources note and series A preferred stock into common stock, the satisfaction of $2,100,000 principal amount of notes due to Trident and $670,000 principal amount note due to Endeavour International Corporation, and a decrease of $301,042 in losses from limited liability companies and limited partnerships. The foregoing amounts were offset by a $316,499 gain on extinguishment of debt incurred in connection with the satisfaction of our indebtedness to ORCH resulting from the conversion of such debt into shares of our series B convertible preferred stock.

Discontinued Operations

      (Income) loss from discontinued operations includes all revenue, operating expense and other (income) expense of BPK South Valentine and CSR Hackberry which we sold on July 20, 2004. Loss from discontinued operations were $4,619 and $15,762 for the three and nine months ended September 30, 2004, respectively as compared to a loss of $8,992 and income of $12,560 during the corresponding periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities during the nine months ended September 30, 2004 was $557,767 compared to $824,174 during the nine months ended September 30, 2003. The primary use of cash in operating activities was to fund the net loss. Net cash used in investing activities for the nine months ended September 30, 2004 was $206,383 and consisted of the purchase of limited partnership and mining interest in Mongolia, as compared to $730,809 provided by investing activities during the nine months ended September 30, 2003.

      Net cash provided by financing activities during the nine months ended September 30, 2004 was $804,000 compared to $157,466 during the nine months ended September 30, 2003 and consisted primarily of the issuance of common stock and warrants and the issuance of $44,000 of indebtedness during 2004.

      Working capital increased $3,406,171 during the nine-month period ended September 30, 2004 to a deficit of $904,153 as compared to a deficit of $4,310,324 as of December 31, 2003. This increase is primarily due to the elimination of $309,708 of dividends payable on our series A convertible preferred stock as a result of the conversion of such shares into common stock, a $1,158,365 decrease in notes payable - related party resulting from the conversion of such notes into shares of our series B convertible preferred stock, a $1,998,768 decrease in convertible debentures, and $414,998 decrease in accounts payable and payables for oil and gas interest-related party These amounts were offset by an increase in accounts payable and accrued expenses of $192,238, an increase in notes payable of $50,000, a decrease in accounts receivable of $142,185 and a decrease in prepaid expenses of $82,423.

      In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). The Convertible Note was initially due October 31, 2003 but on or about July 29, 2003, we extended the maturity date of the Convertible Note until June 30, 2004. We also entered into an amendment to our loan agreement with Trident to obtain an additional $600,000 from Trident pursuant to a second convertible note (the "July Convertible Note" and together with the Convertible Note, the "Trident Notes"). Pursuant to the terms of a Purchase and Sale Agreement dated July 20, 2004 with BP Acquisition LLC (the "Purchase and Sale Agreement"), we were released from any and all liabilities under the Convertible Note and the July Convertible Note.

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

      During the six months ended June 30, 2004, we raised gross cash proceeds of $760,000 through the issuance and sale of units at a purchase price of $.40 per unit. Each unit consisted of two shares of common stock and warrants to purchase an additional share of common stock. The warrants are immediately exercisable at an exercise price of $.30 per share and terminate three years from the date of grant.

      The forgoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

      We are in the development stage and our current liabilities substantially exceed our current assets. As of the date of this report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas, oil or minerals. We owe approximately $390,000 of drilling costs associated with our interest in CSR-Waha Partners, L.P. If one or more of the other owners of the leasehold interests in the projects fails to pay their equitable portion of development costs, we may need to pay additional funds to protect our ownership interests. Under the terms of an assignment and assumption agreement, we can earn up to a 50% interest in the property rights of Bell Coast Capital Corp. in approximately 138,000 acres in the South Gobi Province of Mongolia. To earn this interest, we will be required to contribute up to $Cdn 2,400,000 over the next eighteen (18) months of which $77,000 has been funded as of September 30, 2004.

      We will not have sufficient funds to conduct operations at current levels for the next twelve months. Accordingly, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to meet our working capital requirements and cash calls related to our interests in mining and oil and gas prospects, complete other acquisitions and continue our operations. Our ability to continue as a going concern is dependent upon raising capital through equity and debt financing on terms acceptable to us. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, we may be required to delay, scale back or eliminate our mining interest to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in the properties or in the extreme situation, cease operations.

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

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On July 20, 2004, we issued a warrant to Trident Growth Fund, L.P., to purchase 400,000 shares of common stock at an exercise price of $.13 per share. The warrant is immediately exercisable in full and expires on July 20, 2009. We issued the warrant as an inducement to Trident to release us from all obligations under all outstanding notes and obligations due to Trident. The warrants were issued to one accredited investor in a private placement transaction exempt from the registration requirement of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof without payment of underwriting discounts or commissions to any person.

ITEM 5. OTHER INFORMATION.

      2004 Stock Incentive Plan

      On November 19, 2004, our Board of Directors adopted the BPK Resources Inc. 2004 Stock Incentive Plan (the "Plan"). The Plan reserves 7,500,000 shares of common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity based or equity related awards to employees, officers, directors, or advisors to the Company or any of our subsidiaries as well as individuals who have entered into an agreement with us under which they will be employed by the Company or any of our subsidiaries in the future. The Plan is administered by the Board of Directors (the "Board") of the Company which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount and terms of any award. In order to comply with certain rules and regulations of the Securities and Exchange Commission or the Internal Revenue Code, the Board can delegate authority to appropriate committees of the Board. Although the Plan provides for the issuance of options that qualify as incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, since the Plan was not approved by our stockholders, we cannot issue ISOs unless and until we obtain the requisite shareholder approval.

      Stock options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 85% of the fair market value of our common stock on the date of grant (100% in the case of ISOs), are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, or death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the Plan, awards terminate immediately upon such termination.

      The Plan provides for immediate vesting of all options and stock appreciation rights upon the occurrence of a "Change In Control Event," unless specifically provided to the contrary in any specific option of stock appreciation right. In the event of a "Reorganization Event" (regardless of whether such event also constitutes a "Change In Control Event"), except as otherwise specifically provided to the contrary in any option or stock appreciation right, the Plan provides for all outstanding options and stock appreciation rights to either (i) be assumed by, or equivalent options or rights substituted by, the acquiring or succeeding corporation; or (ii) if the acquiring or succeeding corporation does not agree to assume or substitute for such options or rights, all then unexercised options and stock appreciation rights will become immediately exercisable in full as of a date prior to the completion of such Reorganization Event and will terminate immediately prior to the consummation of such Reorganization Event. In the event that a Reorganization Event provides for the payment of cash to the Company's stockholders, the Board may instead provide that all outstanding options and stock appreciation rights to terminate upon the consummation of such Reorganization Event and for the holders of such options and stock appreciation rights to receive a cash payment equal to the amount (if any) by which the price paid to the Company's stockholders exceeds the aggregate exercise price of such options or rights.

      In the case of outstanding restricted stock or restricted unit awards, the Plan provides that upon a "Change In Control Event," all restrictions applicable to such awards to automatically be deemed terminated or satisfied, except as specifically set forth to the contrary in any award. In the event of a "Reorganization Event" that is not a "Change in Control Event", the repurchase and other rights of the Company under such restricted stock or restricted unit awards shall inure to the benefit of the Company's successor and shall apply to the cash, securities or other property that the common stock was converted into or exchanged for pursuant to such Reorganization Event.

      The Plan defines "Reorganization Event" to mean: (i) any merger or consolidation of the Company with or into another entity as a result of which all of the outstanding shares of common stock are converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all outstanding shares of common stock for cash, securities or other property pursuant to a share exchange transaction.

      The Plan defines a "Change in Control Event" to mean: (i) the acquisition by an individual, entity or group of 30% or more of the issued and outstanding shares of common stock of the Company or of the combined voting power of all outstanding securities of the Company unless such acquisition was directly from the Company, was acquired by an employee benefit plan of the Company, or resulted from an acquisition of the Company in which the stockholders of the Company immediately prior to the acquisition continue to own more than 50% of the Company's outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company's outstanding voting shares; (ii) an event as a result of which persons who were members of the Board of Directors of the Company on the date the Plan was adopted or were nominated or elected by at least a majority of such directors fail to constitute a majority of the board of directors of the Company; or (iii) a merger, consolidation, reorganization, recapitalization, share exchange or sale or other disposition of all or substantially all assets of the Company unless immediately following such transaction, the stockholders of the Company immediately prior to such transaction continue to own more than 50% of the Company's outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of the Company's outstanding voting shares. Transactions with Mr. Giordano

      On November 19, 2004, concurrent with the adoption of the Plan, we entered into an agreement with Mr. Giordano, currently our sole officer and director, to serve as the Chief Executive Officer of the Company at an annual base salary of $75,000. The agreement may be terminated at any time by the Company or Mr. Giordano upon thirty (30) days prior written notice. We also issued a non-qualified stock option under the Plan to Mr. Giordano to purchase 500,000 shares of common stock at an exercise price of $.13 per share which was fully vested and exercisable upon issuance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

-------------------------------------------------------------------------------------------------------------
    Exhibit No.                      Exhibit                                 Method of Filing
-------------------------------------------------------------------------------------------------------------
        3.1        Articles of Incorporation                  Incorporated by reference to Exhibit 3.1 to
                                                              the Registrant's Registration Statement on
                                                              Form 10-SB dated  December 20, 1999

-------------------------------------------------------------------------------------------------------------
        3.2        Bylaws                                     Incorporated by reference to Exhibit 3.2 to
                                                              the Registrant's Registration Statement on
                                                              Form 10-SB dated  December 20, 1999

-------------------------------------------------------------------------------------------------------------
        3.3        Certificate of Amendment to Articles of    Incorporated by reference to Exhibit 3.3 to
                   Incorporation filed October 21, 2002       the Registrant's Quarterly Report on Form
                                                              10-QSB for the Quarter Ended September 30,
                                                              2002

-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit No.                      Exhibit                                 Method of Filing
-------------------------------------------------------------------------------------------------------------
        3.4        Certificate of Designation of Series A 10%   Incorporated by reference to Exhibit 3.4 to
                   Convertible Preferred Stock                  the Registrants Annual Report on Form 10-KSB
                                                                for the Year Ended December 31, 2002

-------------------------------------------------------------------------------------------------------------
        3.5        Certificate of Designation of Series B       Incorporated by reference to Exhibit 3.5 to
                   Convertible Preferred Stock                  the Registrant's Annual Report on Form 10-KSB
                                                                for the Year Ended December 31, 2003

-------------------------------------------------------------------------------------------------------------
        3.6        Amended and Restated Certificate of          Incorporated by reference to Exhibit 3.6 to
                   Designation of Series A 10% Convertible      the Registrant's Annual Report on Form 10-KSB
                   Preferred Stock                              for the Year Ended December 31, 2003

-------------------------------------------------------------------------------------------------------------
       10.1        Warrant to purchase 150,000 shares of        Incorporated by reference to Exhibit 4.3 to
                   Common Stock dated April 25, 2002, issued    the Company's Quarterly Report on Form 10-QSB
                   to Gemini Growth Fund, L.P.                  for the quarter ended June 30, 2002

-------------------------------------------------------------------------------------------------------------
       10.2        Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 to
                   Common Stock issued to Mark A. Bush          the Company's Annual Report on Form 10-KSB
                                                                for the year ended December 31, 2002

-------------------------------------------------------------------------------------------------------------
       10.3        Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 to
                   Common Stock issued to Wes Franklin          the Company's Annual Report on Form 10-KSB
                                                                for the year ended December 31, 2002

-------------------------------------------------------------------------------------------------------------
       10.4        Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.8 to
                   Common Stock issued to John B. Connally,     the Company's Annual Report on Form 10-KSB
                   III                                          for the year ended December 31, 2002

-------------------------------------------------------------------------------------------------------------
       10.5        Form of Investment Agreement by and          Incorporated by reference to Exhibit 10.10 to
                   between the Company and Ocean Resources      the Company's Annual Report on Form 10-KSB
                   Capital Holdings, PLC  dated February 21,    for the year ended December 31, 2002
                   2003

-------------------------------------------------------------------------------------------------------------
       10.6        Limited Partnership Agreement of PH GAS,     Incorporated by reference to Exhibit 10.11 to
                   LP dated July 16, 2003                       the Company's Quarterly Report on Form 10-QSB
                                                                for the quarter ended March 31, 2003

-------------------------------------------------------------------------------------------------------------
       10.7        Amendment to the Limited Partnership         Incorporated by reference to Exhibit 10.12 to
                   Agreement of PH GAS, LP dated April 26,      the Company's Quarterly Report on Form 10-QSB
                   2003                                         for the quarter ended March 31, 2003

--------------------------------------------------------------- -----------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit No.                      Exhibit                                 Method of Filing
-------------------------------------------------------------------------------------------------------------
       10.8        Limited Partnership Agreement of             Incorporated by reference to Exhibit 10.15 to
                   CSR-WAHA Partners, LP dated                  the Company's Quarterly Report on Form 10-QSB
                   June 27, 2002                                for the quarter ended March 31, 2003

-------------------------------------------------------------------------------------------------------------
       10.9        Amendment to The Limited Partnership         Incorporated by reference to Exhibit 10.16 to
                   Agreement of CSR-WAHA Partners, L.P. dated   the Company's Quarterly Report on Form 10-QSB
                   January 15, 2003                             for the quarter ended March 31, 2003

-------------------------------------------------------------------------------------------------------------
       10.10       Limited Partnership Agreement of Louisiana   Incorporated by reference to Exhibit 10.17 to
                   Shelf Partners, L.P. dated December 31,      the Company's Quarterly Report on Form 10-QSB
                   2002                                         for the quarter ended March 31, 2003

-------------------------------------------------------------------------------------------------------------
       10.11       10% Promissory Note dated January 15,        Incorporated by reference to Exhibit 4.3 to
                   2003, issued to Continental Southern         the Company's Annual Report on Form 10-KSB
                   Resources, Inc.                              for the year ended December 31, 2002

-------------------------------------------------------------------------------------------------------------
       10.12       First Amendment to Loan Agreement dated      Incorporated by reference to Exhibit 10.19 to
                   July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                   and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003

-------------------------------------------------------------------------------------------------------------
       10.13       12% Secured Convertible Note dated July      Incorporated by reference to Exhibit 10.20 to
                   29, 2003, issued to Trident Growth Fund,     the Company's Quarterly Report on Form 10-QSB
                   L.P.                                         for the quarter ended June 30, 2003

-------------------------------------------------------------------------------------------------------------
       10.14       First Amended Security Agreement dated       Incorporated by reference to Exhibit 10.21 to
                   July 29, 2003, by and between the Company    the Company's Quarterly Report on Form 10-QSB
                   and Trident Growth Fund, L.P.                for the quarter ended June 30, 2003

-------------------------------------------------------------------------------------------------------------
       10.15       First Amendment to 12% Secured Convertible   Incorporated by reference to Exhibit 10.22 to
                   Note (such original note dated April 25,     the Company's Quarterly Report on Form 10-QSB
                   2002), dated July 29, 2003, issued to        for the quarter ended June 30, 2003
                   Trident Growth Fund, L.P.

-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit No.                      Exhibit                                 Method of Filing
-------------------------------------------------------------------------------------------------------------
       10.16       Warrants to purchase 120,000 shares of       Incorporated by reference to Exhibit 10.23 to
                   Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                   to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003

-------------------------------------------------------------------------------------------------------------
       10.17       Warrants to purchase 100,000 shares of       Incorporated by reference to Exhibit 10.24 to
                   Common Stock, dated July 29, 2003, issued    the Company's Quarterly Report on Form 10-QSB
                   to Trident Growth Fund, L.P.                 for the quarter ended June 30, 2003

-------------------------------------------------------------------------------------------------------------
       10.18       First Amendment to Warrants to purchase      Incorporated by reference to Exhibit 10.25
                   to 150,000 shares of Common  Stock,          the Company's Quarterly Report on Form 10-QSB
                   dated July 29, 2003, issued                  for the quarter ended June 30, 2003
                   to Trident Growth Fund, L.P.

-------------------------------------------------------------------------------------------------------------
       10.19       Assignment and Assumption dated April 19,    Incorporated by reference to Exhibit 10.1 to
                   2004 by and between the Company and Montex   the Company's current report on Form 8-K,
                   Exploration, Inc.                            dated April 19, 2004

-------------------------------------------------------------------------------------------------------------
       10.20       Purchase and Sale Agreement dated July 20,   Incorporated by reference to Exhibit 2.1 to
                   2004 by and between the Company and BP       the Company's current report on Form 8-K,
                   Preferred Acquisition, LLC.                  dated August 4, 2004

-------------------------------------------------------------------------------------------------------------
       10.21       First Amendment to Purchase and Sale         Incorporated by reference to Exhibit 2.2 to
                   Agreement dated October 12, 2004 by and      Amendment No. 1 to the Company's current
                   between the Company and BP Preferred         report on Form 8-K/A, dated July 20, 2004.
                   Acquisition LLC

-------------------------------------------------------------------------------------------------------------
       10.22       BPK Resources, Inc. 2004 Stock Incentive     Filed herewith
                   Plan

-------------------------------------------------------------------------------------------------------------
       10.23       Letter Agreement dated November 19, 2004     Filed herewith
                   by and between the Company and Christopher
                   Giordano

-------------------------------------------------------------------------------------------------------------
       10.24       Non-Qualified Stock Option Agreement Under   Filed herewith
                   The BPK Resources, Inc. 2004 Stock Option
                   Plan dated November 19, 2004 by and
                   between the Company and Christopher H.
                   Giordano

-------------------------------------------------------------------------------------------------------------
       31.1        Certification by Principal Executive         Filed herewith
                   Officer and Principal Financial Officer
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
    Exhibit No.                      Exhibit                                 Method of Filing
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
       31.2        Certification by Principal Financial         Filed herewith
                   Officer pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

-------------------------------------------------------------------------------------------------------------
       32.1        Certification by the Principal Executive     Filed herewith
                   Officer and Principal Financial Officer
                   Pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended September 30, 2004:

      1. On August 4, 2004, we filed a Current Report on Form 8-K dated July 20, 2004, reporting under Items 2.01 and 9.01 the disposition of certain of our interests in oil and gas limited partnerships and limited liability companies.

      2. On October 22, 2004, we filed an amendment to our Current Report on Form 8-K dated July 20, 2004, reporting under Items 2.01 and 9.01 an amendment to the purchase agreement relating to our sale of certain of our interests in oil and gas limited partnerships and limited liability companies and to include the pro forma financial information required in connection with our disposition of these assets.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BPK RESOURCES, INC.

Date: November 24, 2004                /s/ Christopher H. Giordano
                                       -----------------------------------------
                                       Christopher H. Giordano
                                       Chief Executive Officer, Secretary
                                       and Treasurer

                                  EXHIBIT INDEX

Exhibit Number          Description

         10.22          BPK Resources, Inc. 2004 Stock Incentive Plan

         10.23 Letter Agreement dated November 19, 2004 by and between the Company and Christopher H. Giordano

         10.24 Non-Qualified Stock Option Agreement Under The BPK Resources, Inc. 2004 Stock Option Plan dated November 19, 2004 by and between the Company and Christopher H. Giordano

         31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended