Form 10KSB
period 2004-12-31
BPK RESOURCES INC
filed 2005-05-16
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004


|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from _________ to __________.

                          Commission File Number: 27339

                               BPK RESOURCES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                88-0426887
-------------------------------       -----------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

    264 Union Boulevard, First Floor
           Totowa, New Jersey                              07512
---------------------------------------                  ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (973) 956-8400
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $142,309.

      The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on May 2, 2005, was $3,156,424.

      As of May 2, 2005, 54,259,503 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):

         Yes |_| No |X|

                               BPK RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004



                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.  Description of Business .............................................1
Item 2.  Description of Property ............................................23
Item 3.  Legal Proceedings ..................................................27

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities .....................28
Item 6.  Management's Discussion and Analysis ...............................29
Item 7.  Financial Statements ...............................................38
Item 8A. Controls and Procedures.............................................38
Item 8B. Other Information...................................................39

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................41
Item 10. Executive Compensation .............................................43
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................48
Item 12. Certain Relationships and Related Transactions .....................49
Item 13. Exhibits ...........................................................49
Item 14. Principal Accountant Fees and Services .............................52

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

         Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the price, supply and demand for oil, natural gas and other products or services, limited operating history, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" and "Item 6. Management's Discussion and Analysis" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         BPK Resources, Inc. is a Nevada corporation formed on April 2, 1997. Our principal executive offices are located at 264 Union Boulevard, First Floor, Totowa, New Jersey 07512. Unless the context otherwise requires, references to the "Company," "BPK Resources," "we," "us" or "our," mean BPK Resources, Inc. and our consolidated subsidiaries.

Overview

         We are an independent energy company engaged primarily in oil and gas exploration, development and production and the acquisition of producing properties. We target high-potential oil and gas assets located primarily in the traditional oil and gas producing states in the southern United States and internationally.

         Our operations are focused on the identification and evaluation of prospective oil and gas properties and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects indirectly as equity participants in limited partnerships and limited liability companies. We also assist and advise companies and partnerships in identifying and leasing properties on favorable terms, and provide such entities with additional reserve assessment analysis and engineering services in connection with the exploration and development of prospects.

         We do not serve as the operator for any of our oil and gas projects and do not intend to serve as the operator of any of our oil and gas projects in the future. Instead, third-party operators design and manage the development of wells and supervise operation and maintenance activities in our projects on a day-to-day basis. These operators employ drilling, production and reservoir engineers, geologists, and other specialists who work to improve production rates, increase reserves, and lower the cost of operating our oil and gas properties.

         By outsourcing the operator functions, we are able to avoid the substantial costs incurred by operators, such as direct operating costs, repair and maintenance expenses, transportation expenses, production taxes and workover costs. We pay the operators of the projects producing well overhead fees, drilling well overhead fees and other fees related to the operation of the projects. In addition, we reimburse the operators for our allocated share of general and administrative charges, which is recorded as an increase to general and administrative expenses in our financial statements.

         Our primary objective is to build reserves, production, cash flow and earnings per share by optimizing production and value from existing oil and gas properties and acquiring new oil and gas prospects. We plan to achieve this objective by acquiring and developing high profit margin properties, disposing of low producing, marginal and non-strategic properties, balancing reserves between oil and gas, and maintaining a high degree of financial flexibility. We focus our efforts on development wells and recompletions of wells in our existing lease and well portfolio. By doing so, we believe we can maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts and capitalize on the experience of our management team and consultants.

Business Strategy

         Our business strategy is to provide long-term growth in shareholder value by optimizing production and value from our existing oil and gas reserves and acquiring additional interests in oil and gas properties. Some of the key elements of our business strategy are as follows:

      o Exploit and Develop Existing Property Base. We seek to maximize the value of the properties we acquire by developing and exploiting properties with the highest production and reserve growth potential and outsourcing operations to third parties to the extent possible.

      o Selectively Grow Through Exploration. We have developed and implemented an active exploration program that is designed to complement our exploitation and development efforts with exploration projects offering superior reserve potential. We utilize seismic data and other technical applications, as appropriate, to manage our exploration risks.

      o Pursue Strategic Acquisitions. We seek to leverage our extensive regional knowledge base by acquiring leasehold acreage and producing or non-producing properties in areas, such as Texas and other states located in the southern United States, that are in mature fields with complex geology that have multiple reservoirs and existing infrastructure.

      o Participate in Joint Ventures. We intend to participate in joint ventures and seek joint venture partners in order to reduce our investment in projects and avoid the costs associated with operating the underlying prospects.

      o Rationalize Property Portfolio. We seek to rationalize the portfolio of properties we acquire by selling marginal properties in an effort to redeploy capital to exploitation, development and exploration projects that offer a potentially higher overall return.

      o Retain Additional Executive Management. We may retain additional executive management personnel with substantial experience in the oil and gas exploration and development business to help our business grow.

         We seek to acquire leasehold interests in properties with the following characteristics:

      o Locations within or close to areas with an established production history and infrastructure;

      o     Multiple productive sands and reservoirs; and

      o Low current production levels with significant identified proven and potential reserve opportunities.


           To date, we have conducted our acquisition, exploration and development activities primarily in Texas, Louisiana and Thailand. These regions are characterized by long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and virtually no federal land or land access impediments.


         We believe that attractive acquisition opportunities will continue to arise in these regions as the major integrated oil companies and other large independent oil and gas exploration and production companies continue to divest small, less capital-intensive properties to focus on larger, more capital-intensive projects that better match their long-term strategic goals. We believe that these asset divestitures as well as the resource constraints of major integrated oil companies and other large upstream companies may allow us to acquire attractive prospects at favorable prices with a significant portion of the up-front development expenses, such as infrastructure and seismic, already invested.

Recent Acquisitions and Divestitures

         On December 31, 2004, we terminated our option to acquire an interest in the Shadow Mountain Project in Mongolia and terminating all of our rights and obligations in connection therewith. We owned an option to acquire up to a 50% interest in the Shadow Mountain Project by contributing $CDN2.4 million to the project. In the event we did not contribute the full $CDN 2.4 million, we could acquire a decreased, pro-rata interest in the Shadow Mountain Project by contributing at least $CDN 500,000 to the project. At December 31, 2004, we had contributed a total of $US 77,000 to the Shadow Mountain Project and, based upon our evaluation of the project in December 2004, believed that the cost of making any further investments in the project would outweigh any benefits we would realize from the project.

Drilling, Exploration and Production Activities

         We currently own interests in two oil and gas projects with approximately 1,950 gross acres. Our projects have aggregate net estimated proved developed producing, proved developed non-producing and possible reserves of 3,775 barrels of oil and 12.5 million cubic feet of gas, all located in the state of Texas. Two wells in each of our CSR-Waha Project and Hackberry Project are currently in production. A description of our oil and gas projects is set forth under "Item 2. Description of Property - Current Oil and Gas Projects" of this report.

         Our exploration and development efforts are focused on exploiting reserves on acreage already under lease. The investment associated with drilling a well and future development of a project depends principally upon the complexity of the geological formations involved, the depth of the well or wells, whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the water depth of the well or project.

         All of the approximate 1,950 gross acres in our oil and gas projects are "held-by-production." Acreage held-by-production is attractive because it permits us to maintain all of our exploration and development rights in the leased area as long as production continues. Our held-by-production acreage has significant existing infrastructure, which reduces development lead times and cost. This infrastructure frequently allows for relatively quick tie back of production from discoveries.

Sales and Marketing

         The operators of our projects market the majority of our oil and gas production for both our account and the account of the other leasehold interest owners. They market our products several different ways depending upon a number of factors, including the availability of purchasers for the product at the wellhead, the availability and cost of pipelines near the well or related production platform, market prices, pipeline constraints and operational flexibility.

         The principal target customers for our crude oil production are refiners, remarketers and other companies, some of which have pipeline facilities near the producing properties we acquire. The principal target customers for our gas production are pipelines, utilities, gas marketing firms, industrial users and local distribution companies. In the event pipeline facilities are not conveniently available, we intend to truck or barge our oil and gas to storage, refining or pipeline facilities.

         The operators of our projects normally sell our oil and gas production to a relatively small number of customers, as is customary in the oil and gas exploration, development and production business. Our oil and gas is sold under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual. Sales prices for oil and gas are negotiated based on factors normally considered in the industry, such as the posted price for oil, the index or spot price for gas, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions.

         Our operators use existing third-party gathering systems and interstate and intrastate pipelines to transport our oil and gas, and incur gathering and transportation expenses to move our oil and gas through these gathering systems and pipelines. These expenses vary based on the volume and distance shipped, and the fee charged by the third-party transporter. Transportation space on these gathering systems and pipelines is occasionally limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other oil and gas shippers. While the ability of our operators to market our oil and gas has been only infrequently limited or delayed, if transportation space is restricted or is unavailable, our cash flow from the affected properties could be adversely affected.

Technology

         Our operators have accumulated detailed geological and geophysical knowledge and have developed significant technical and operational expertise in each of their core operating areas. They have developed considerable expertise in "2-D" and "3-D" seismic imaging and interpretation. "3-D" seismic data is geophysical data that depict the subsurface strata in three dimensions, and typically provides a more detailed and accurate interpretation of the subsurface strata than "2-D," or two-dimensional, seismic data. They use 2-D and 3-D seismic data and other technical applications to identify prospects and develop prospects having the highest production and reserve growth potential.

Title to Properties

         We believe that the title to our properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of the properties. Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

         As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by us. We rely upon the brokers of the properties to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

Competition

         The oil and natural gas business is highly competitive. We compete with private, public and state-owned companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

         Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Regulation

         General. The availability of a ready market for oil and gas projection depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

         Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

         Sales of Oil and Natural Gas. Sales of any oil produced in our projects will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

         Sales of any natural gas produced in our projects will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by FERC under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

         Pipelines. Pipelines used to gather and transport our oil and gas are subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

         State Restrictions. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

         Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales. In addition, in the event we conduct operations on federal or state oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management or the Minerals Management Service or other appropriate federal or state agencies.

         Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

         General. The activities conducted on our properties are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States and may be subject to similar laws and regulations in New Zealand. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

         Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

         Waste Disposal. We currently lease, and intend in the future to lease, numerous properties that have been used for production of oil and gas for many years. Although our operators utilize operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been disposed of or released on or under the properties that we currently own or lease or properties that we may in the future own or lease. In addition, many of these properties have been operated in the past by third parties over whom we had no control as to such entities' treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties have become stricter in recent years. Under new laws, we could be required to remediate property, including ground water, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

         Wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes may be generated on our properties. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas projects that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

         CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, our operators may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances. We may in the future be an owner of facilities on which Hazardous Substances have been released by previous owners or operators of our properties that are named as potentially responsible parties related to their ownership or operation of such property.

         Air Emissions. Our projects are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells, gas plants and electric generating facilities generate volatile organic compounds and nitrogen oxides. Some of our producing wells may be in counties that are designated as non-attainment for ozone and may be subject to restrictive emission limitations and permitting requirements. If the ozone problems in the applicable states are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

         Clean Water Act. The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

         Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of the Clean Water Act, and similar legislation enacted in Texas, Louisiana and other coastal states, impose certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs, remediation of environmental damage and a variety of public and private damages. OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs of a potential spill. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge, or substantial threat of discharge from our properties, vessels and pipelines, we may be liable for costs and damages.

         We believe that our operators and projects are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Insurance

         We do not serve as the operator for any of our projects and do not intend to serve as the operator for any projects in which we may acquire an interest in the future. Instead, we acquire leasehold interests directly or own equity interests in limited partnerships, limited liability companies or similar entities that own leasehold interests in oil and gas prospects. A third-party operator is responsible for maintaining insurance to cover our prospects with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators for our prospects are adequate and therefore, we have not acquired our own insurance for such prospects. However, the occurrence of a significant adverse event on such prospects, the risks of which are not fully covered by the applicable operator's insurance, could have a material adverse effect on our ownership interests and, as a result, have a material adverse effect on our business, financial condition and results of operations.

Seasonality

         Generally, but not always, the demand for oil and natural gas decreases during the summer months and increases during the winter months. Seasonal anomalies such as mild winters sometimes lessen the effect of this seasonal fluctuation in demand. In addition, pipelines, utilities, local distribution companies and industrial users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal fluctuations in demand. We do not expect seasonal fluctuations in the demand for oil and gas to have a material effect on our future sales of oil and gas.

Employees and Consultants

         We currently have one employee who is our sole executive officer. We utilize the services of several consultants who provide, among other things, technical support and accounting services to the Company. Since we do not serve as the operator of any of our projects and do not intend to serve as the operator of any projects in which we may acquire an interest in the future, we do not intend to retain operating personnel as our business grows. We may, however, retain additional executive management personnel with substantial experience in the oil and gas exploration and development business. As a result, we believe the number of our employees will increase modestly over the next 12 months as our business grows.

                                  RISK FACTORS

         The following risk factors, among others, may affect our financial condition and results of operations.

                       Risks Associated With Our Business

We have had operating losses and limited revenues to date, need additional capital to execute our business plan and do not expect to be profitable in the foreseeable future.

         We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for our fiscal year ended December 31, 2004 was approximately $7,165,105, and as of December 31, 2004, we had an accumulated deficit of approximately $12,892,389. We have also had limited revenues to date. Revenues for our fiscal year ended December 31, 2004 were $142,309.

         We may not be able to generate significant revenues in the future and expect that our operating expenses will increase substantially over the next 12 months as we continue to pursue our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, we might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an early-stage company with a limited operating history in the oil and gas industry.

         We are an early-stage company with a limited operating history in the oil and gas industry upon which to base an evaluation of our current business and future prospects. We have only been engaged in the oil and gas exploration and development business since November 2001 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our operations will require significant capital expenditures for which we may not have sufficient funding.

         We intend to make capital expenditures in excess of our existing capital resources to exploit our existing reserves and discover new oil and gas reserves. Specifically, we expect to incur capital calls and production costs of approximately $25,000 in our oil and gas projects over the next 12 months, and we owe the operator of our CSR-Waha Project approximately $280,000 for our share of drilling and operating expenses previously incurred by the operator. We also intend to make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially. We intend to rely on external sources of financing to meet our capital requirements and to obtain such funding through the debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties.

If we are unable to satisfy our debt obligations to third parties, our business may be adversely affected.

         As of the date of this report, we had outstanding indebtedness to third parties in the aggregate amount of approximately $170,000, all of which is due during the next 12 months. We intend to obtain the funds necessary to repay this indebtedness through sales of debt and equity securities. If we are unable to repay this indebtedness as it becomes due, the lenders will have the right to declare the indebtedness in default and seek all available remedies against us, including executing upon all of our assets. In addition, the presence of this indebtedness may have a negative effect on our ability to obtain additional financing. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

         Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

         In addition, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets or delay our production. The availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities. Our operators' ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in some cases owned and operated by third parties. Their failure to obtain such services on acceptable terms could materially harm our business. They may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver our production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties.

         Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire leasehold interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and the ability of our third-party operators to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

         The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that the exploitation and development activities of our operators will result in the discovery of any reserves. Their operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures or and work interruptions. In addition, the costs of exploitation and development may materially exceed initial estimates.

We rely heavily upon reserve estimates when determining whether or not to acquire or invest in a particular oil or gas property.

         The oil and gas reserve information that we present in our filings with the Securities and Exchange Commission ("SEC") and use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of subjectivity. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to the following:

      o     geological characteristics of the reservoir structure;

      o     reservoir fluid properties;

      o     the size and boundaries of the drainage area;

      o     reservoir pressure; and

      o     the anticipated rate of pressure depletion.

         The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates.

         Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including:

      o     the price at which recovered oil and natural gas can be sold;

      o     the costs of recovery;

      o assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs;

      o prevailing environmental conditions associated with drilling and production sites;

      o availability of enhanced recovery techniques, ability to transport oil and natural gas to markets and governmental regulation; and

      o     other regulatory factors, such as taxes and environmental laws.


         A negative change in any one or more of these factors could result in quantities of oil and natural gas previously estimated as proved reserves becoming uneconomic to produce. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves. In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

The geographic concentration of all of our projects in Texas and the southern United States subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting this region.

         The prospects underlying our oil and gas projects are located in Texas. We intend to acquire interests in additional projects with prospects located in Texas and other states in the southern United States. The geographic concentration of substantially all of our projects in these states means that some or all of our properties could be affected by the same event should the region experience:

      o     severe weather;

      o delays or decreases in production, the availability of equipment, facilities or services;

      o delays or decreases in the availability of capacity to transport, gather or process production; or

      o     changes in the regulatory environment.


Because substantially all of our properties could experience the same condition at the same time, these conditions could have a relatively greater impact on our results of operations than they might have had our properties been dispersed over a greater geographic area.

         In addition, our ability to add reserves through drilling is dependent upon our ability to time obtain drilling permits and regulatory approvals. The permitting and approval process has been more difficult in recent years due to increased activism from environmental and other groups and has extended the time it takes us to receive permits. Because of our relatively small size and concentrated property base, we can be disproportionately disadvantaged by delays in obtaining or failing to obtain drilling approvals compared to companies with larger or more dispersed property bases. For example, we are less able to shift drilling activities to areas where permitting may be easier, and we have fewer properties over which to spread the costs of complying with these regulations and the cost of foregone opportunities resulting from delays.

We may be unable to identify liabilities associated with the properties we acquire or obtain protection from sellers against such liabilities.

         The properties we acquire may be subject to liabilities that we are unable to identify or from which we are unable to obtain protection from the seller. Our reviews of acquired properties are inherently incomplete because it is not generally feasible to review in depth every individual property involved in each acquisition. Our assessment may not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. Inspections may not reveal structural or environmental problems, such as pipeline corrosion or groundwater contamination, when they are made. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and potential.

         In addition, we may not be able to obtain contractual indemnities from the seller for liabilities that it created. We often assume certain environmental and other risks and liabilities in connection with the acquired properties. We may also be required to assume the risk of the physical condition of the properties in addition to the risk that they may not perform in accordance with our expectations.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

         Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

      o     weather conditions in the United States and elsewhere;

      o     economic conditions in the United States and elsewhere;

      o     actions by OPEC, the Organization of Petroleum Exporting Countries;

      o political instability in the Middle East and other major oil and gas producing regions;

      o     governmental regulations, both domestic and foreign;

      o     domestic and foreign tax policy;

      o the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

      o     the price of foreign imports of oil and gas;

      o     the cost of exploring for, producing and delivering oil and gas;

      o     the discovery rate of new oil and gas reserves;

      o     the rate of decline of existing and new oil and gas reserves;

      o     available pipeline and other oil and gas transportation capacity;

      o     the ability of oil and gas companies to raise capital;

      o     the overall supply and demand for oil and gas; and

      o     the availability of alternate fuel sources.

         Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

         Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control.

         The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, the associated costs, or the rate of production of reserves.

         The success of our business is dependent upon the efforts of various third parties that we do not control. We do not serve as the operator for any of our oil and gas projects and do not intend to serve as the operator of any oil or gas projects we may acquire in the future. As a result, we may have limited ability to exercise influence over the operations of our properties or their associated costs. Our dependence on the operator and other leasehold interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

      o     the timing and amount of capital expenditures;

      o     the operator's expertise and financial resources;

      o     approval of other participants in drilling wells;

      o     selection of technology;

      o     the rate of production of the reserves; and

      o the availability of suitable offshore drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.


         We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect the ability of our operators to execute their exploration and development plans on a timely basis and within their budget.

         Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect the exploitation and exploration plans of our operators, which could have a material adverse effect on our business, financial condition or results of operations. Our operators must currently schedule rigs several months in advance to ensure availability for a particular project. If the unavailability or high cost of rigs, equipment supplies or personnel were particularly severe in Texas and other states located in the southern United States, we could be materially and adversely affected because our properties are concentrated in those areas.

We may be required to write-down the carrying values and/or estimates of total reserves of our oil and gas properties.

         Accounting rules applicable to us require that we review periodically the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

         For our fiscal year ended December 31, 2004, we recorded an impairment charge of $1,323,725 which resulted from an impairment of the carrying value of our investment in the Shadow Mountain Project of $1,111,000 as a result of the termination of our option to acquire an interest in the project on December 31, 2004, and an impairment of the carrying value of our investment in the CSR-Waha Project of $212,725 as a result of a decrease in our estimate of the market value of the project's underlying oil and gas prospects. A write-down constitutes a noncash charge to earnings. See "Item 6. Management's Discussion and Analysis - Critical Accounting Policies - Impairment of Properties" for a discussion of when and how impairment of properties charges are determined. We may incur additional noncash charges for impairment of our properties in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered from our properties, which could have the effect of reducing the total value of our reserves.

We may be unable to retain our leases and working interests in leases.

         We have historically held most of our properties under leases and interests in leases and expect that we will continue to do so in the future. If we or the holder of the lease fails to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases or our interests in leases may harm our business. Some of our property interests will terminate unless we fulfill certain obligations under the terms of our agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

         In addition, we will need significant funds to meet capital calls and pay production costs on our various interests in oil and gas prospects. Specifically, we expect to incur capital calls and production costs of approximately $25,000 with respect to our oil and gas projects during the next 12 months and we owe the operator of our CSR-Waha Project approximately $280,000 for our share of drilling and operating expenses previously incurred by the operator. If any of the other owners of the leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in the limited partnerships or limited liability companies, respectively, in which we own an interest fails to pay its equitable portion of development costs or capital calls, we may need to pay additional funds to protect our leasehold interests.

Title deficiencies could render our leases worthless.

         The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

If our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

         Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks.

These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. Any offshore project that we participate in will be subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages.

         We do not serve as the operator for our oil and gas projects and do not intend to serve as the operator of any projects in which we may acquire an interest in the future. We acquire leasehold interests in projects directly or through equity interests in limited partnerships, limited liability companies and similar entities that own leasehold interests in projects. The operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators of such prospects are adequate and, therefore, have not acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

         Our business is governed by numerous laws and regulations at various levels of government in the countries in which our prospects are located. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that our operators acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

         Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Our operators maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we or our operators could be liable, or could be required to cease production on properties, if environmental damage occurs.

         The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive.

         The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than our operators can. Our ability to acquire additional properties in the future will depend upon our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment.

                           Risks Related to Our Stock

One stockholder owns a majority of our voting stock.

         BP Investments Group, LLC ("BP Investments") beneficially owns approximately 51% of our outstanding shares of common stock. As a result, BP Investments is able to control substantially all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

There is no significant market for our common stock.

         There is no active trading market for our common stock. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Applicable SEC Rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.

These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional capital in the future, and such additional capital may be dilutive to stockholders or impose operational restrictions.

         We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Additional convertible debt or equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Our existing stockholders may experience substantial dilution of their ownership interests due to the issuance of additional shares of our common stock.

         We currently have 54,259,503 shares of common stock issued and outstanding. As of April 1, 2005, we had outstanding warrants exercisable into 2,995,000 shares of our common stock, options exercisable into 525,000 shares of our common stock, and shares of our Series B Convertible Preferred Stock convertible into 829,775 shares of our common stock. Some of these securities contain anti-dilution provisions that will result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than the exercise or conversion price of such securities. The issuance of additional shares of common stock upon the exercise or conversion of these securities may result in substantial dilution to the equity interests of our existing stockholders.

         We may also issue additional shares of our common stock in connection with the hiring of additional personnel, future acquisitions of oil and gas prospects, future offerings of our securities, and other business purposes. Such issuances may further dilute the interests of our existing stockholders.

The trading price of our common stock is likely to be highly volatile.

         The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our oil and gas activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

         We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

         The properties in which we have an interest consist of our principal executive offices and the oil and gas properties on which we conduct our exploration, development and production activities.

Principal Executive Office

         Our principal executive office is located at 264 Union Boulevard, First Floor, Totowa, New Jersey 07512. We rent this office space for a nominal monthly rental fee. We believe our current office will be adequate to support our operations for the foreseeable future.

Current Oil and Gas Projects

         We currently own an interest in two oil and gas projects with an aggregate of 1,950 gross acres under lease. A description of each of our oil and gas projects is provided below.

CSR-Waha Project

         We own a 99% limited partnership interest in CSR-Waha Partners, L.P. ("CSR-Waha"). CSR, LLC serves as the sole general partner, and Patterson-UTI Energy, Inc. ("Patterson-UTI") serves as the operator of the project. CSR-Waha owns a 12.5% leasehold interest in 1,650 acres in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. The Waha/Lockridge prospect was being drilled to test the Ellenburger Formation at depths in excess of 17,000 feet. To date, four wells have been drilled in this project, two of which are in production and the remainder of which are shut in awaiting evaluation for recompletion. We may recomplete several of our existing wells during the remainder of 2005.

         We currently owe Patterson-UTI approximately $280,000 for our share of drilling and operating expenses previously incurred by Patterson-UTI. Accordingly, our share of the revenues generated by this project is being reduced by our share of Patterson-UTI's current and past operating and development expenses.

Hackberry Project

         We own a 6.25% leasehold interest in the Hackberry Project. Touchstone Resources USA, Inc., a Texas corporation ("Touchstone Texas"), serves as the operator of the project. The Hackberry Project consists of the South French prospect, which are contains an aggregate of 302 gross acres in the Hackberry Trend located in Jefferson County, Texas. This prospect is currently producing from hydrocarbons located in the Hackberry formation. The Hackberry formation is located generally at a depth of about 10,900 feet. To date, two wells have been drilled in this project and a third well has been acquired by the project. Of these three wells, two wells are in production and the remaining well has been plugged and abandoned.

Selected Oil and Gas Data

         We entered into the oil and natural gas business in November 2001. We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three (3) years, and have not filed any information or reports with any federal authority or agency since January 1, 2004, containing estimates of total, proved developed or undeveloped net oil or gas reserves. Our oil and gas properties consist primarily of oil and gas wells and our ownership in developed leasehold acreage. A description of selected data regarding our oil and gas properties and interests is set forth below.

Productive Wells

         The following table sets forth as of April 27, 2005 information regarding the total gross and net productive wells, expressed separately for oil and gas. As of April 27, 2005, all of our productive oil and gas wells were located in the state of Texas. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well; and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. As of April 27, 2005, we did not have any wells with multiple completions.

                                      Oil                     Gas
                              Gross          Net      Gross          Net
Total Productive Wells          2           .091        2            .25

         A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well. A dry well
(hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

         A gross well is a well in which a working interest is owned, and a net well is the result obtained when the sum of fractional ownership working interests in gross wells equals one. The number of gross wells is the total number of wells in which a working interest is owned, and the number of net wells is the sum of the factional working interests owned in gross wells expressed as whole numbers and fractions thereof. The "completion" of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

Production and Price History

         The following table sets forth as of December 31, 2004, 2003 and 2002, information regarding net production of oil and gas and certain price and cost information. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

                                                    2004     2003    2002
                                                    ----     ----    ----
Production Data:
      Oil (MBbls)                                   1.11      1.8     4.8
      Natural gas (MMcf)                            15.6     39.5    30.4
      Total (Mcfe)                                22,600   50,300  59,200
      Daily (MMcfe/d)                             .00006   .00014  .00016

Average Prices:
      Oil (per Bbl)                               $39.79   $30.07  $24.76
      Natural gas (per Mcf)                         6.20     4.05    3.39
           Total (per Mcfe)                         6.22     4.14    3.60

Average Costs (per Mcfe):
      Lease operating expenses                     $1.06     $.24    $.23
      Gathering and transportation expense           .08      .08     .08
      Production tax expense                         .47      .21     .27
      Depreciation, depletion and amortization      2.15     2.04    5.84
      General and administrative expenses            .10      .05     .04

         Net production includes only production that is owned by us and produced to our interest, less royalties and production due to others. Production of natural gas includes only marketable production of gas on an "as sold" basis. Production of natural gas includes only dry, residue and wet gas, depending on whether liquids have been extracted before we passed title, and does not include flared gas, injected gas and gas consumed in operations. Recovered gas, lift gas and reproduced gas are not included until sold.

         The average price of oil and gas is the average sales price (including transfers) per unit of oil and gas produced and has been determined in accordance with Statement of Financial Accounting Standards No. 69 ("SFAS 69"). The average cost of oil and gas are the average production cost (lifting cost) per unit of oil and gas produced and has been computed using production costs required to be disclosed pursuant to and in accordance with SFAS No. 69.

Drilling Activity

         The following table sets forth information with respect to wells completed during our fiscal years ended December 31, 2004, 2003 and 2002. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. We did not engage in any drilling activities on development wells during such years.

                                2004             2003              2002
                                ----             ----              ----
                          Gross       Net  Gross        Net  Gross        Net
Exploratory:
      Productive
           Texas              0         0      0          0      2        .49
           Louisiana          1      .094      0          0      0          0
           Thailand           0         0      1       .049      0          0
      Dry
           Texas              0         0      0          0      0          0
           Louisiana          0         0      1       .094      1       .165
           Thailand           0         0      0          0      0          0
                 Total        1      .094      2       .143      3       .655

         A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well. A dry well
(hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The number of wells drilled refers to the number of wells (holes) completed at any time during the fiscal year ended December 31, 2004, regardless of when drilling was initiated. The "completion" of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

         During the fiscal year ended December 31, 2004, we participated in drilling one gross well which was completed and shut in awaiting facilities. No gross wells were in the process of being completed or dewatered, nor were any gross wells were determined to be dry holes, during such year. We did not participate in drilling any net wells during our fiscal year ended December 31, 2004, nor did we recomplete any gross wells or net wells that were not included in the totals above.

Acreage

         The following table sets forth as of April 27, 2005 information regarding the Company's gross and net developed and undeveloped oil and natural gas acreage under lease. All of such acreage is located in the state of Texas.

                                                 Gross            Net
Developed Acreage                               1957.9         220.33
Undeveloped Acreage                                  0              0
                                              ---------     ----------
                Total                           1957.9         220.33
                                              =========     ==========

         A developed acre is an acre spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease.

         As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the lease or by payment of delay rentals during the remaining primary term of the lease. The oil and natural gas leases in which we have an interest are for varying primary terms; however, most of our developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced.

ITEM 3.   LEGAL PROCEEDINGS

         We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "BPKR." The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2004           High                Low
-----------------------------------           ----                ---

         Quarter ended December 31            $.12               $.07
         Quarter ended September 30            .20                .09
         Quarter ended June 30                 .24                .11
         Quarter ended March 31                .35                .17

Fiscal Year Ended December 31, 2003           High                Low
-----------------------------------           ----                ---

         Quarter ended December 31            $.31               $.16
         Quarter ended September 30            .46                .23
         Quarter ended June 30                 .68                .33
         Quarter ended March 31                .80                .56

         The last price of our common stock as reported on the OTC Bulletin Board on May 2, 2005 was $.17 per share.

Holders

         As of May 2, 2005, the number of stockholders of record of our common stock was 64.

Dividends

         We have not paid any cash dividends on our common stock to date, and has no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Transfer Agent

         The transfer agent for our common stock is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania, 19003, (610) 649-7300.

Recent Sales of Unregistered Securities

         On November 19, 2004, we issued a non-qualified stock option to acquire 500,000 shares of our common stock to Christopher H. Giordano in connection with his appointment as our Chairman, Chief Executive Officer, Treasurer and Secretary. The option was issued under the BPK Resources 2004 Stock Incentive Plan, has an exercise price of $.13 per share, is vested in full immediately, and has a term of five years. The option was issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "Risk Factors" in
Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview

         We are an independent energy company engaged in the acquisition, development and production of oil and natural gas reserves. We target high-potential oil and gas assets located primarily in the traditional oil and gas producing states in the southern United States and internationally.

         We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company. We seek to build oil and gas reserves, production and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. Our business model has been specifically designed to exploit the unique opportunities currently available to small companies in the oil and gas industry. Major integrated oil companies and other large independent oil and gas exploration and production companies are divesting themselves of small, less capital-intensive properties to focus on larger, more capital-intensive projects that better match their long-term strategic goals. We believe that these asset divestitures as well as the resource constraints of major integrated oil companies and other large upstream companies may allow us to acquire attractive prospects at favorable prices with a significant portion of the up-front development expenses, such as infrastructure and seismic, already invested.

         We currently own interests in the CSR-Waha Project located in Reeves County, Texas, and the Hackberry Project located in Jefferson County, Texas. We expect to continue to acquire additional projects and may sell all or part of our interests in existing projects to further diversify our holdings, spread risk and reduce our obligations to make additional capital contributions. As our business grows, we may retain additional executive management with substantial experience in the oil and gas exploration and development business. We intend to place primary emphasis on issuances of public and private debt and equity to finance the growth of our business.

         Our ability to generate future revenues, operating cash flow and earnings is dependent on the successful development of our inventory of capital projects, the volume and timing of our production, our ability to identify, acquire and successfully exploit properties containing oil and gas reserves in commercial quantities, and the commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our financial condition and results of operations.

         In order to strengthen our balance sheet and put us in a better position to raise the capital necessary to execute our business plan, during our fiscal year ended December 31, 2004, we: (i) negotiated the conversion of approximately $460,000 of our outstanding term indebtedness and $48,000 of accrued interest and loan arrangement fees into preferred equity, (ii) negotiated the conversion of approximately $3,600,000 face amount of outstanding preferred stock subject to mandatory redemption into shares of our common stock, and (iii) divested certain of our oil and gas interests in exchange for a release from our obligations to repay approximately $2,800,000 of outstanding indebtedness.

         Our ability to generate future revenues, operating cash flow and earnings will also be influenced the by exploration and development expenses we incur. Our exploration and development efforts are focused on discovering reserves on acreage already under lease. The investment associated with the development of a project depends principally upon the complexity of the geological formations involved, the depth of the well or wells, whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the water depth of the well or project. If we underestimate the amount of exploration and development costs necessary to exploit the oil or gas reserves of our prospects, we may incur substantially more exploration and development costs than planned, which may have a material adverse effect on our financial condition and results of operations.

Critical Accounting Policies

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

         Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if: (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

         We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

Revenue Recognition

         Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When we have an interest in a property with other producers, we use the sales method of accounting for our oil and gas revenues. Under this method of accounting, revenue is recorded based upon our physical delivery of oil and gas to our customers, which can be different from our net working interest in field production. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced party to recoup its entitled share through production. As of December 31, 2004, deliveries of oil and gas in excess of or less than our working interest were not significant.

Proved Oil and Natural Gas Reserves

         Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

         Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increase recovery will be achieved.

         Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

         Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and estimates of engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

Successful Efforts Accounting

         We utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

Impairment of Properties

         We review our proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair value of the asset which is estimated to be the expected present value of future net cash flows from proved reserves, utilizing a risk-free rate of return. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Property Retirement Obligations

         We are required to make estimates of the future costs of the retirement obligations of its producing oil and gas properties. This requirement necessitates that we make estimates of property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Income Taxes

         We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to the timing and impact of future events on when we recognize income tax expenses and benefits. We will periodically evaluate our tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in our financial statements.

Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") to address the consolidation by business enterprises of variable interest entities. The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable interest entities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. FIN 46 applies to all variable interest entities created after January 31, 2004. In December 2003, FASB issued a revision to FIN 46 that, among other things, deferred the effective date for certain variable interest entities created prior January 31, 2004. Our adoption of FIN 46, as revised, did not have a material impact on our financial statements.

         In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, and is being applied prospectively. Since we do not currently hedge our production, the adoption of SFAS No. 149 did not have a material impact on our financial statements.

         In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") to classify certain financial instruments as liabilities in statements of financial position. Specifically, SFAS No. 150 applies to mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, put options and forward contracts, instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable, such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 did not have a material impact on our financial instruments.

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R") to revise Statement of Financial Accounting Standards No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company's calculation of the pro forma impact on net income of SFAS 123 included in Note 2 to our consolidated financial statements beginning on page F-1.

         For a more complete discussion of our accounting policies and procedures, see our Notes to Consolidated Financial Statements beginning on page F-9.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Revenues

         Revenues consist of our allocated portion of the proceeds generated by our various oil and gas projects from the sale of oil and gas. Revenue increased $28,004 to $142,309 for our fiscal year ended December 31, 2004 from $114,305 for our fiscal year ended December 31, 2003. The increase of $28,004 resulted primarily from a reclassification of the majority of our 2003 revenues to discontinued operations, partially offset by a decrease in 2004 revenues associated with our interests in certain of our oil and gas projects that we disposed of on July 20, 2004. We expect revenues to remain constant during 2005 as we continue to receive our allocated portion of the proceeds generated by our CSR-Waha Project and Hackberry Project.

Exploration and Production Expenses

         Exploration and production expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, production expenses, and other exploration and development expenses related to our oil and gas projects. Exploration and production expenses decreased $26,019 to $31,627 for our fiscal year ended December 31, 2004 from $57,646 for our fiscal year ended December 31, 2003. The decrease of $26,019 resulted primarily from a decrease in 2004 expenses associated with certain of our interests in oil and gas projects that we disposed of on July 20, 2004. We expect exploration and production expenses to remain constant during 2005 as we continue to conduct exploration activities on the prospects in these projects and engage in exploration activities on various prospects that we may acquire in the future.

Impairment of Oil and Gas Properties and Mining Option

         We review our long-lived assets, including our interests in oil and gas projects and mining option, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. Impaired property expenses decreased $850,115 to $1,323,725 for our fiscal year ended December 31, 2004 from $2,173,840 for our fiscal year ended December 31, 2003. The decrease of $850,115 resulted primarily from a decrease in impairment charges related to our investment in the CSR-Waha Project of $1,972,900, partially offset by an increase in impairment charges related to our investment in the Shadow Mountain Project of $1,111,000 as a result of the termination of our option to acquire an interest in the project on December 31, 2004. We may incur additional charges associated with the impairment of our oil and gas properties in the event we abandon or withdrawal from oil and gas projects in the future.

General and Administrative Expenses

            General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses decreased $404,177 to $716,801 for our fiscal year ended December 31, 2004 from $1,120,978 for our fiscal year ended December 31, 2003. The decrease of $404,177 resulted primarily from the disposition of certain of our interests in our oil and gas projects on July 20, 2004, partially offset by expenses incurred in connection with our Shadow Mountain Project. The $716,801 of general and administrative expenses that we incurred for our fiscal year ended December 31, 2004 consisted of $515,450 of professional fees incurred in connection with our acquisitions and dispositions of interests in oil, gas and mining projects, financing transactions and compliance with our reporting obligations under federal securities laws, and $201,751 of consulting and engineering fees. We expect general and administrative expenses to remain constant in future periods as a result of continued expenditures for consulting and engineering fees, and for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Interest Expense

         Interest expense consists of certain noncash charges and interest accrued on our various debt obligations. Interest expense decreased $1,048,971 to $774,677 for our fiscal year ended December 31, 2004 from $1,823,648 for our fiscal year ended December 31, 2003. The decrease of $1,048,971 resulted primarily from the disposition of our interests in certain of our oil and gas projects on July 20, 2004 and the corresponding release by Trident Growth Fund, L.P. ("Trident") and Endeavour International Corporation ("Endeavour") from our debt obligations to them that we incurred in connection with our acquisition of those interests. The $774,677 of interest expense that we incurred during our fiscal year ended December 31, 2004 consisted primarily of a one-time noncash charge of $90,000 associated with the beneficial conversion feature of the Series A Convertible Preferred Stock that we issued to Ocean Resource Capital Holdings, PLC ("Ocean Resource") in March 2003 and of interest expense under our various debt obligations issued for the purpose of funding our oil and gas exploration and development business. We expect interest expense to continue to decrease in 2005 due to the release of the debt obligations that we had to Trident and Endeavour.

Loss (Gain) on Sale of Stock

         Loss (gain) on sale of stock consists of losses and gains that we recognized on the sale of securities held for investment. We recognized losses on the sale of stock of $2,664,573 for our fiscal year ended December 31, 2003. We did not recognize any losses or gains in the sale of stock for our fiscal year ended December 31, 2004. We do not currently hold any securities for investment and do not intend to acquire any in the foreseeable future. As a result, we do not expect losses and gains on the sale of securities held for investment to constitute a material component of our overall financial performance for the foreseeable future.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

         Loss (profit) from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. Loss from limited partnerships and limited liability companies decreased $394,428 to $67,758 for our fiscal year ended December 31, 2004 from $462,186 for our fiscal year ended December 31, 2003. The $394,428 decrease in loss from limited partnerships and limited liability companies resulted primarily from the disposition of our interests in certain of our oil and gas projects on July 20, 2004. We intend to make similar equity investments in additional limited partnerships and limited liability companies in the future and expect loss (profit) from limited partnerships and limited liability companies to continue to constitute a material component of our overall financial performance for the foreseeable future.

Gain (Loss) on Extinguishment of Debt

         Gain (loss) on extinguishment of debt consists of the gains and losses that we recognized upon the extinguishment of various debt obligations. We recognized a gain on extinguishment of debt of $316,499 for our fiscal quarter ended March 31, 2004. We did not recognize any gain or loss on extinguishment of debt for our fiscal quarter ended March 31, 2005. The gain on extinguishment of debt of $316,499 resulted primarily from Ocean Resource releasing us from our debt obligations to them upon our issuance of shares of our Series B Convertible Preferred Stock and warrants to them on February 27, 2004, and represented the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities we issued to Ocean Resource to satisfy these obligations. We may in the future incur additional debt in connection with the funding of our operations and the acquisition of additional interests in oil and gas projects. However, we do not expect gains and losses on the extinguishment of debt to constitute a material component of our overall financial performance in the foreseeable future.

Liquidity and Capital Resources

         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt. As of December 31, 2004, we had a cash balance of $16,036.

         Net cash used in continuing operating activities was $767,658 for our fiscal year ended December 31, 2004 compared to $928,752 for our fiscal year ended December 31, 2003. The $161,094 decrease in cash used in continuing operating activities was primarily due to a decrease in net loss of $5,201,956 and an increase in stock issued for mining expenses of $950,000, partially offset by decreases in realized losses on the sale of stock of $2,664,573, impairment and abandonment of proved properties charges of $1,965,786, amortization of note payable discounts and loan costs of $758,408, accounts payable and accrued expenses of $295,507, and equity losses in investments of $394,429, and an increase in gain on the extinguishment of debt of $316,499.

         Net cash used in investing activities was $123,383 for our fiscal year ended December 31, 2004 compared to net cash provided by investing activities of $703,500 for our fiscal year ended December 31, 2003. The $580,117 decrease in cash provided by investing activities was due primarily to a decrease in proceeds that we received from the sale of investment securities of $1,735,897, partially offset by a decrease in investments that we made in limited partnerships and limited liability companies of $912,890.

         Net cash provided by financing activities was $894,000 for our fiscal year ended December 31, 2004 compared to $217,865 for our fiscal year ended December 31, 2003. The $676,135 increase in net cash provided by financing activities was due primarily to an increase in the amount of net proceeds received from the issuance of our common stock of $455,000 and a decrease in the amount of debt we repaid of $1,680,688, partially offset by a decrease in the proceeds we received upon the issuance of debt of $1,557,053.

         At December 31, 2004, we had a working capital deficit of $878,554 compared to a working capital deficit of $4,310,324 at December 31, 2003. The $3,431,770 increase in working capital was due primarily to a decrease in accounts payable and accrued expenses of $380,979, notes payable of $1,018,365, dividends payable on our shares of Series A Convertible Preferred Stock of $309,708, and net convertible notes payable of $1,998,768, partially offset by a decrease in accounts receivable of $148,661.

         On April 21, 2004, we sold 2,500,000 shares of common stock and warrants to acquire 1,250,000 shares of common stock to Ritchie Long/Short Trading, Ltd. in consideration for which we received aggregate gross proceeds of $500,000. These securities were sold in units comprised of two shares of common stock and one warrant. The units were sold at a purchase price of $.40 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance.

         On March 21, 2005, we commenced a private offering of up to $975,000 of units comprised of shares of our common stock and warrants to acquire shares of common stock. Each unit is comprised of two shares of our common stock and one warrant. The units are being sold at a purchase price of $.26 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance. As of April 15, 2005, we have sold approximately 1,500,000 units in the offering for aggregate gross proceeds of approximately $390,000.

         The forgoing constitutes our principal sources of financing during the past 12 months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         We will need approximately $1,000,000 to execute our business plan, satisfy capital calls, and pay drilling and production costs on our various interests in oil and gas prospects during the next twelve months. Of this amount, we will need approximately $25,000 for capital calls and production costs with respect to our oil and gas projects, approximately $280,000 to repay amounts owed to Patterson-UTI, approximately $170,000 to repay our outstanding term indebtedness, and approximately $500,000 for general corporate expenses. In the event that we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the forgoing amounts during the next 12 months. In addition, if any of the other owners of leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in the limited partnerships or limited liability companies in which we invest, respectively, fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

         Based on our available cash resources, cash flows that we are currently generating from our oil and gas projects, and projected cash flows that we expect to generate from our oil and gas projects in the future, we will not have sufficient funds to continue to meet such capital calls, make such repayments and operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our exploration and well development programs and may be required to relinquish our interests in one or more of our projects.

Off-Balance Sheet Arrangements

         As of December 31, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS

            Our consolidated financial statements at December 31, 2004 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 8A. CONTROLS AND PROCEDURES

            An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Treasurer. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with the SEC rules and forms, except that such controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the SEC. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we recently changed our independent registered public accounting firm and made adjustments to our internal accounting processes to better ensure that reports that we file or submit under the Exchange Act are filed or submitted within the time periods specified in the SEC rules and forms.

ITEM 8B. OTHER INFORMATION

         The following information is included herewith in satisfaction of our obligation to file such information with the SEC in a Current Report on Form 8-K.

Impairment of Investment and Disposal of Option in Shadow Mountain Project

         The description set forth below is included herewith for the purpose of providing the information required under Items 1.02, 2.01 and 2.06 of Form 8-K in connection with the impairment of our investment in the Shadow Mountain Project and the termination of our rights and obligations with respect to the Shadow Mountain Project.

         On December 31, 2004, we entered into a Mutual Termination and Release (the "Termination and Release") with Bell Coast pursuant to which the binding Letter of Intent dated November 11, 2003 by and between Montex Exploration, Inc. ("Montex") and Bell Coast Capital Corp. ("Bell Coast") and the respective rights and obligations of us and Bell Coast thereunder were terminated. We originally acquired our option in the Shadow Mountain Project in April 2004 when we assumed certain rights and obligations under the Letter of Intent from Montex. The Shadow Mountain Project holds two licenses to explore and develop a cooper and gold mining prospect containing a total of approximately 138,000 acres in the South Gobi Province of Mongolia. Under the terms of the Letter of Intent, we had an option to acquire up to a 50% interest in the Shadow Mountain Project by contributing $CDN2.4 million to the project within 18 months of the signing of the agreement. In the event we did not contribute the full $CDN 2.4 million, we had an option to acquire a decreased, pro-rata interest in the Shadow Mountain Project by contributing at least $CDN 500,000 to the project.

         Prior to December 31, 2004, we had contributed a total of $US 77,000 to the Shadow Mountain Project. Upon completing our evaluation of the project in December 2004, we determined that the cost of making any further investments in the project would outweigh any benefits we would realize from the project and, in connection therewith, decided to terminate the agreement. We did not incur any early termination penalties in connection with our termination of the Letter of Intent and our rights and obligations thereunder.

         On December 31, 2004, we concluded that an impairment charge of $1,111,000 was required under generally accepted accounting principles applicable to us with respect to our investment in the Shadow Mountain Project. We concluded that the impairment charge was necessary as a result of the decision by us and Bell Coast to terminate the Letter of Intent and our respective rights and obligations thereunder. We do not expect any portion of the impairment charge to result in future cash expenditures by us. See "Item 6. Management's Discussion and Analysis - Critical Accounting Policies - Impairment of Properties" and our notes to condensed financial statements for a discussion of when and how impairment of properties charges are determined.

            The terms of the Termination and Release were determined in arm's-length negotiations between the parties thereto, and were approved by each of such parties' respective board of directors. Except as disclosed above, there was no material relationship between us or any of our affiliates, officers or directors, or any associate of any such officer or director, on the one hand, and Bell Coast, on the other hand, at the time we entered into the Termination and Release.

            The foregoing description of the Termination and Release does not purport to be complete and is qualified in its entirety by the terms of the Mutual Termination and Release filed as Exhibit 10.9 to this report and incorporated by reference herein.

Impairment of Investment in CSR-Waha Project

         The description set forth below is included herewith for the purpose of providing the information required under Item 2.06 of Form 8-K in connection with the impairment of our investment in the CSR-Waha Project.

         During the course of the audit being conducted by Malone & Bailey, P.C., our independent accountants, in connection with the preparation of our consolidated financial statements for our fiscal year ended December 31, 2004, we concluded that an impairment charge of $212,725 was required under generally accepted accounting principles with respect to our investment in the CSR-Waha Project. We concluded that the impairment charge was necessary as a result of a decrease in our estimate of the market value of the project's underlying oil and gas prospects. We do not expect any portion of the impairment charge to result in future cash expenditures by us. See "Item 6. Management's Discussion and Analysis - Critical Accounting Policies - Impairment of Properties" and our notes to condensed financial statements for a discussion of when and how impairment of properties charges are determined.

Sale of Units Comprised of Common Stock and Warrants

            The description set forth below is included herewith for the purpose of providing the information required under Item 3.02 of Form 8-K in connection with our unregistered sale of equity securities on April 15, 2005.

            On March 21, 2005, we commenced a private offering of up to $975,000 of units comprised of shares of our common stock and warrants to acquire shares of our common stock. Each unit is comprised of two shares of our common stock and one warrant. The units are being sold at a purchase price of $.26 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance. The offering is being carried out on a "best efforts" basis solely to a limited number of accredited investors.

            On April 15, 2005, we sold 1,500,000 units in the offering for aggregate gross proceeds of $390,000. The units were sold to a single accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder. We paid an investment banking fee of $19,500 in connection with the sale of the units.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth certain information about each of our directors and executive officers.

         Christopher H. Giordano has served as our Chief Executive Officer, Treasurer and Secretary and a member of our Board of Directors since July 14, 2004. Mr. Giordano has served as the President of Birchwood Capital Advisors Group, Inc., a New Jersey based company that advises small to medium sized companies in debt, equity and structured finance transactions, and bankruptcy workouts and financings, since October 1991. Mr. Giordano has over 25 years experience in corporate finance transactions in numerous industries, including energy, financial services and communications.

Board of Directors

         Our Board of Directors consists of Christopher H. Giordano. Mr. Giordano will serve until the next annual meeting of shareholders or until his or her successor is duly elected and qualified. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successor. Officers are elected by our Board of Directors and serve at the discretion of the Board. We do not currently have any committees of our Board of Directors.

Director Compensation

         Members of our Board of Directors receive no compensation for serving on our Board, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.

Director Nominations

         We currently conduct limited operations and have only one employee, Christopher H. Giordano, who is our sole executive officer. As a result, our Board of Directors is currently comprised of only one individual. Mr. Giordano is integrally involved with our business and operations and are able to contribute valuable insights into the identification of suitable candidates for nomination to the Board. As a result, we believe that it is in our best interest that our entire Board oversee the composition and operations of our Board of Directors and therefore, we have not created a standing nominating committee of the Board.

Shareholder Communications

         In light of the limited operations we conduct and the limited number of record shareholders that we have, we have not implemented any formal procedures for shareholder communication with our Board of Directors. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our Secretary at BPK Resources, Inc., 264 Union Boulevard, First Floor, Totowa, New Jersey 07512. In general, all shareholder communications delivered to the Secretary for forwarding to the Board or specified Board members will be forwarded in accordance with the shareholder's instructions. However, the Secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

         Our Board of Directors has not created a standing audit committee of the Board. Instead, our full Board of Directors acts as our audit committee.

         We currently have only one employee, Christopher H. Giordano, who constitutes our entire Board of Directors and is actively involved in our operations. In light of the foregoing, and upon evaluating the Company's internal controls, our Board of Directors determined that our internal controls are adequate to provide reasonable assurance that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in
Item 401(e) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

Section 16 Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion; except that: (i) BP Investments failed to file timely a Form 3 upon becoming the beneficial owner of greater than 10% of our common stock on March 24, 2004, (ii) BP Investments failed to file a Form 4 upon converting all of its shares of our preferred stock into shares of our common stock on April 1, 2004, and (iii) Montex failed to file a Form 3 upon becoming the beneficial owner of greater than 10% of our common stock on April 19, 2004.

Code of Business Conduct and Ethics

         We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote:
(i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Business Conduct and Ethics to an appropriate person or persons identified in the code; and (v) accountability for adherence to our Code of Business Conduct and Ethics.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2004, 2003 and 2002.

                                                  Summary Compensation Table

                                                                          Restricted  Securities              All Other
Name and                      Fiscal                       Other Annual   Stock      Underlying   LTIP         Compen-
Principal Position             Year  Salary($) Bonus($)  Compensation($)  Awards(#)   Options(#)  Payouts($)  sation($)
------------------             ----  --------- --------  ---------------  ---------   ----------  ----------  ---------
Christopher H. Giordano (1)   2004    12,500       -0-          -0-            -0-     500,000         -0-        -0-
Chief Executive Officer,
Treasurer and Secretary

Cecile T. DiBona (2)          2004       -0-       -0-          -0-            -0-         -0-         -0-        -0-
Former Chief Executive Officer,
Treasurer and Secretary

John B. Connally, III (3)     2004    16,000       -0-          -0-            -0-         -0-         -0-        -0-
Former Chief Executive        2003    48,000       -0-          -0-            -0-         -0-         -0-        -0-
Officer, Treasurer and        2002    26,000       -0-          -0-            -0-         -0-         -0-        -0-
Secretary

(1) Mr. Giordano was appointed our Chief Executive Officer, President, Treasurer and Secretary and a member of our Board of Directors on July 20, 2004.

(2) Ms. DiBona served as our Treasurer and Secretary from April 19, 2002 until her resignation on July 20, 2004, and served as our interim Chief Executive Officer and President from April 30, 2004 until her resignation on July 20, 2004.

(3) Mr. Connally served as our Chief Executive Officer and President from September 2002 until his resignation on April 30, 2004.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

         The following table sets forth all options granted to each named executive officer during our fiscal year ended December 31, 2004. No stock appreciation rights ("SARs") were granted to any named executive officer during our fiscal year ended December 31, 2004.

                                                       Percent of Total
                            Number of Securities      Options Granted to
                                 Underlying              Employees in       Exercise Price    Expiration
Name                        Options Granted (#)          Fiscal Year         ($ / Share)         Date
----                        -------------------          -----------         -----------         ----
Christopher H. Giordano            500,000 (1)                   100%              $ .13     11/18/2009
Cecile T. DiBona                           -0-                      *                  *              *
John B. Connally, III                      -0-                      *                  *              *

*     Not applicable.

(1) The option was vested in full on the date of grant, which was November 19, 2004.

                       Aggregated Option/SAR Exercises in
             Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the year ended December 31, 2004, together with the number and value of stock options held by such officer at December 31, 2004, each on an aggregated basis. We have not issued any SARs to any of our named executive officers.

                                                                    Number Of         Value Of Unexercised
                                                               Unexercised Options    In-The-Money Options
                            Number Of Shares                    At Fiscal Year-End     At Fiscal Year-End
                               Acquired On                         Exercisable/           Exercisable/
                                Exercise       Value Realized   Unexercisable (#)     Unexercisable ($) (1)
                                --------       --------------   -----------------     -----------------
Name
Christopher H. Giordano               *              *            500,000 / -0-               -0- / -0-
Cecile T. DiBona                      *              *                -0- / -0-               -0- / -0-
John B. Connally, III                 *              *                -0- / -0-               -0- / -0-
* Not applicable.

(1) Based on a price per share of $.08, which was the closing price of our common stock on December 30, 2004 as reported on the Over-the-Counter Bulletin Board.

            Long-Term Incentive Plans and Awards in Last Fiscal Year

         We did not make any awards under long-term incentive plans to any of our named executive officers during the fiscal year ended December 31, 2004.

                      Equity Compensation Plan Information

         The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                      Number of securities
                                       Number of securities    Weighted-average     remaining available for
                                         to be issued upon    exercise price of      future issuance under
                                            exercise of          outstanding       equity compensation plans
                                       outstanding options,   options, warrants      (excluding securities
                                        warrants and rights       and rights        reflected in column (a))
                                                (a)                  (b)                      (c)
Equity compensation plans
   approved by security holders                  *                    *                        *

Equity compensation plans not
   approved by security holders (1)           525,000                $.14                  7,000,000

         Total                                525,000                $.14                  7,000,000

(1) Consists of the BPK Resources, Inc. 2004 Stock Incentive Plan and our various compensation agreements and arrangements with individuals serving as our officers or directors or as consultants to us since our inception in April 1997.

* Not applicable.

Description of Plans Not Approved by Security Holders

         Plans not approved by shareholders consist of the BPK Resources, Inc. 2004 Stock Incentive Plan adopted by our Board of Directors on November 19, 2004, and our various compensation agreements and arrangements with individuals serving as our officers or directors or as consultants to us since our formation in April 1997.

BPK Resources, Inc. 2004 Stock Incentive Plan

         On November 19, 2004, our Board of Directors adopted the BPK Resources, Inc. 2004 Stock Incentive Plan (the "Plan"). The Plan reserves 7,500,000 shares of our common stock for issuance pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, and other equity based or equity related awards to employees, officers or directors of, or advisors to, us or any of our subsidiaries as well as individuals who have entered into an agreement with us under which they will be employed by us or any of our subsidiaries in the future. The Plan is administered by our Board of Directors, which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount and terms of any award. In order to comply with certain rules and regulations of the SEC or the Internal Revenue Code of 1986, as amended (the "IRC Code"), our Board can delegate authority to appropriate committees of our Board. Although the Plan provides for the issuance of options that qualify as incentive stock options ("ISOs") under the IRC Code, the Plan was not approved by our stockholders in accordance with the IRC Code. As a result, we cannot issue ISOs unless and until we obtain the requisite shareholder approval.

         Stock options issued under the Plan have a term of no more than 10 years, an exercise price equal to at least 85% of the fair market value of our common stock on the date of grant (100% in the case of ISOs), are subject to vesting as determined by the Board, and unless otherwise determined by the Board, may not be transferred except by will, the laws of descent and distribution, or pursuant to a domestic relations order. Unless otherwise determined by the Board, awards terminate three (3) months after termination of employment or other association with us or one (1) year after termination due to disability, or death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the Plan, awards terminate immediately upon such termination.

         The Plan provides for immediate vesting of all options and stock appreciation rights upon the occurrence of a "Change in Control Event" (as defined below), unless specifically provided to the contrary in any specific option of stock appreciation right. In the event of a "Reorganization Event" (as defined below) (regardless of whether such event also constitutes a "Change in Control Event"), except as otherwise specifically provided to the contrary in any option or stock appreciation right, the Plan provides for all outstanding options and stock appreciation rights to either (i) be assumed by, or equivalent options or rights substituted by, the acquiring or succeeding corporation; or
(ii) if the acquiring or succeeding corporation does not agree to assume or substitute for such options or rights, all then unexercised options and stock appreciation rights will become immediately exercisable in full as of a date prior to the completion of such Reorganization Event and will terminate immediately prior to the consummation of such Reorganization Event. In the event that a Reorganization Event provides for the payment of cash to our stockholders, the Board may instead provide that all outstanding options and stock appreciation rights to terminate upon the consummation of such Reorganization Event and for the holders of such options and stock appreciation rights to receive a cash payment equal to the amount (if any) by which the price paid to our stockholders exceeds the aggregate exercise price of such options or rights.

         In the case of outstanding restricted stock or restricted unit awards, the Plan provides that upon a Change in Control Event, all restrictions applicable to such awards to automatically be deemed terminated or satisfied, except as specifically set forth to the contrary in any award. In the event of a Reorganization Event that is not a Change in Control Event, our repurchase and other rights under such restricted stock or restricted unit awards shall inure to the benefit of our successor and shall apply to the cash, securities or other property that the common stock was converted into or exchanged for pursuant to such Reorganization Event.

         The Plan defines "Reorganization Event" to mean: (i) any merger or consolidation of us with or into another entity as a result of which all of the outstanding shares of common stock are converted into or exchanged for the right to receive cash, securities or other property; or (ii) any exchange of all outstanding shares of common stock for cash, securities or other property pursuant to a share exchange transaction.

         The Plan defines a "Change in Control Event" to mean: (i) the acquisition by an individual, entity or group of 30% or more of the issued and outstanding shares of our common or of the combined voting power of all of our outstanding securities unless such acquisition was directly from us, was acquired by an employee benefit plan of us, or resulted from an acquisition of us in which our stockholders immediately prior to the acquisition continue to own more than 50% of our outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of our outstanding voting shares; (ii) an event as a result of which persons who were members of our Board on the date the Plan was adopted or were nominated or elected by at least a majority of such directors fail to constitute a majority of our Board; or (iii) a merger, consolidation, reorganization, recapitalization, share exchange or sale or other disposition of all or substantially all of our assets unless immediately following such transaction, our stockholders immediately prior to such transaction continue to own more than 50% of our outstanding voting securities and no person (except for the acquiring corporation or an employee benefit plan of such entity) beneficially owns in excess of 30% of our outstanding voting shares.

Compensation Arrangements With Officers, Directors and Consultants

         We have issued options and warrants under various compensation agreements and arrangements to individuals serving as our officers or directors or as consultants to us since our inception in April 1997 and intend to continue to issue such securities to such persons in the future. The Options and warrants have been issued at exercise prices equal to or in excess of the closing market price of our common stock of the date of grant, have had terms ranging from 2 to 3 years, and have been exercisable in full on the date of grant. In the event of a Change in Control, most of the options and warrants require us to deliver written notice to each optionee fifteen (15) days prior to the occurrence of a Change in Control, during which time such options or warrants may be exercised. Thereafter, options and warrants that have not been exercised and that have neither been assumed nor substituted in connection with such transaction automatically expire, unless otherwise determined by the Board. Under the options and warrants, a "Change in Control" is generally defined to include: (i) a sale or transfer of substantially all of our assets; (ii) our dissolution or liquidation; (iii) a merger, reorganization or consolidation in which we are acquired by another person (other than a holding company formed by us); or (iv) the issuance in a single transaction or a series of related transactions of voting stock representing more than fifty percent (50%) of the voting power of all of our outstanding securities.

                      Employment Contracts and Arrangements

            On November 19, 2004, we entered into a Letter Agreement with Christopher H. Giordano pursuant to which Mr. Giordano agreed to serve as our Chief Executive Officer, President, Treasurer and Secretary, in return for which we agreed to pay Mr. Giordano an annual base salary of $75,000. The agreement may be terminated at any time by the Company or Mr. Giordano upon thirty (30) days prior written notice.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of May 2, 2005, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than five percent (5%) of our outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

         The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of May 2, 2005 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below.


                                                   Amount and Nature
                                                     of Beneficial              Percentage
Name and Address of Beneficial Owner                 Ownership (1)            of Class (1)
------------------------------------                 -------------            ------------
Christopher H. Giordano                               500,000 (2)                     1.0%
264 Union Boulevard, First Floor
Totowa, New Jersey 07512

BP Investments Group, LLC                              27,692,305                    51.0%
111 Presidential Boulevard, Suite 158A
Bala Cynwyd, Pennsylvania 19004

Montex Exploration, Inc.                                5,000,000                     9.2%
43 Addison Road
London, United Kingdom W14 8JH

Millennium International Pension Scheme "JS"        4,500,000 (3)                     8.0%
P.O. Box 100
Sydney Van House
Admiral Park
St. Peter Port Guernsey
United Kingdom GY

All officers and directors as a group (1 person)          500,000                     1.0%

---------------------

*     Less than 1%.

(1) This table has been prepared based on 54,259,503 shares of common stock outstanding as of May 2, 2005.

(2)   Consists of 500,000 shares issuable upon the exercise of options.

(3)   Includes 1,500,000 shares issuable upon the exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We may be deemed to have been in a material relationship with one or more of the parties to the following transactions engaged in by us during our fiscal years ended December 31, 2004 and 2003.

Employment Agreement With Christopher H. Giordano

         On November 19, 2004, we entered into a Letter Agreement with Christopher H. Giordano pursuant to which Mr. Giordano agreed to serve as our Chief Executive Officer, President, Treasurer and Secretary, in return for which we agreed to pay Mr. Giordano an annual base salary of $75,000. The agreement may be terminated at any time by the Company or Mr. Giordano upon thirty (30) days prior written notice.

Disposition of Oil and Gas Properties to BP Acquisition, LLC

         On July 20, 2004, we entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC ("BP Acquisition"). Pursuant to the terms of the Agreement, we disposed of 100% of our ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC in consideration for which BP Acquisition agreed to cause us to be released from our obligations to repay an aggregate of approximately $2,800,000 of outstanding indebtedness to Trident and Endeavour. At the time we entered into the agreement with BP Acquisition: (i) BP Investments was the beneficial owner of approximately 54% of our then outstanding shares of common stock, (ii) FEQ Investments, Inc. was the manager of both BP Investments and BP Acquisition, and (iii) Montex owned a 50% membership interest in BP Investments and a 16% membership interest in BP Acquisition.

Consulting Agreement with ESC Consulting Services, Corp.

         On May 31, 2002, we entered into a three-year consulting agreement with ESC Consulting Services, Corp. ("ESC Consulting") to provide management services to us in consideration of monthly consulting fees in the amount of $6,000. During our fiscal years ended December 31, 2004, 2003 and 2002, we recorded consulting fees under this agreement of $72,000, $72,000 and $48,000, respectively. Cecile T. DiBona, our former Chief Executive Officer, Treasurer and Director, is the sole owner of ESC Consulting.

ITEM 13.  EXHIBITS

The following documents are filed as exhibits to this report.

    Exhibit No.                         Exhibit
    -----------                         -------

         3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed with the SEC on December 20, 1999)

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed with the SEC on December 20, 1999)

         3.3 Certificate of Amendment to Articles of Incorporation filed October 21, 2002 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

         3.4 Certificate of Designation of Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Registrants Annual Report on Form 10-KSB for the year ended December 31, 2002)

         3.5 Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

         3.6 Amended and Restated Certificate of Designation of Series A 10% Convertible Preferred Stock (incorporated by reference to
                  Exhibit 3.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

         10.1 Limited Partnership Agreement of CSR-Waha Partners, LP dated June 27, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

         10.2 Amendment to Limited Partnership Agreement of CSR-Waha Partners, L.P. dated January 15, 2003 (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003)

         10.3 Assignment and Assumption dated April 19, 2004 by and between the Company and Montex Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, dated April 19, 2004)

         10.4 Purchase and Sale Agreement dated July 20, 2004 by and between the Company and BP Preferred Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, dated August 4, 2004)

         10.5 First Amendment to Purchase and Sale Agreement dated October 12, 2004 by and between the Company and BP Preferred Acquisition LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company's current report on Form 8-K/A, dated July 20, 2004)

         10.6 BPK Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004)

         10.7 Letter Agreement dated November 19, 2004 by and between the Company and Christopher H. Giordano (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004)

         10.8 Non-Qualified Stock Option Agreement under the BPK Resources, Inc. 2004 Stock Incentive Plan dated November 19, 2004 by and between the Company and Christopher H. Giordano (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                  2004)

         10.9 Mutual Termination and Release, dated December 31, 2004, by and between the Company and Bell Coast Capital Corp.

         14.1 Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

         21.1     Subsidiaries of the Company

         31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal year ended December 31, 2004 and fees billed for other services rendered by Malone & Bailey, PC during such year, and professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and fees billed for other services rendered by L J Soldinger Associates, LLC during such year.

                                  2004                       2003
                                  ----                       ----

Audit Fees:                $    30,000                   $199,000

Audit-Related Fees:                  0                          0

Tax Fees:                            0                     10,000

All Other Fees:                      0                          0
                       ----------------        -------------------

Total:                     $    30,000                   $209,000
                       ================        ===================

         Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

         Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

         Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

         All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Procedures

         Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2004, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BPK RESOURCES, INC.


Date:  May 16, 2005                    /s/ Christopher H. Giordano
                                       -------------------------------------
                                       Christopher H. Giordano
                                       Chief Executive Officer and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                    Title                                 Date
---------                    -----                                 ----

/s/ Christopher H. Giordano  Chief Executive Officer, Treasurer    May 16, 2005
---------------------------  and Director (Principal Executive
Christopher H. Giordano      Officer and Principal Financial and
                             Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit No.                     Exhibit
     -----------                     -------

         10.9 Mutual Termination and Release, dated December 31, 2004, by and between the Company and Bell Coast Capital Corp.

         21.1     Subsidiaries of the Company

         31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   BPK Resources, Inc.
   Totowa, New Jersey

We have audited the accompanying consolidated balance sheet of BPK Resources, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and of cash flows for the year then ended. These financial statements are the responsibility of the management of BPK Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPK Resources, Inc. as of December 31, 2004, and the results of its operations, changes in stockholders' equity and of its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BPK Resources, Inc. will continue as a going concern. As shown in the financial statements, BPK Resources, Inc. has suffered recurring losses from operations and has a working capital deficit and a deficiency in equity at December 31, 2004. These factors raise substantial doubt about BPK Resources, Inc.'s ability to continue as a going concern. Management's plans regarding these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event BPK Resources cannot continue in existence.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 27, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BPK Resources, Inc.
Totowa, New Jersey

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of BPK Resources, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity and its cash flows of BPK Resources, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Also as discussed in Notes 2 and 10 to the financial statements, in 2003 the Company changed its method of accounting for its Series A Preferred Stock which is subject to mandatory redemption features, and implemented the accounting required under the provisions of Statement of Financial Accounting Standards No.150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois
April 11, 2004

                               BPK RESOURCES, INC.
                           Consolidated Balance Sheet

                                                                                    As of December 31,
                                       Assets                                             2004
                                                                                      ------------

Current assets:

     Cash and cash equivalents                                                        $     16,036
     Accounts receivable                                                                    21,315
     Notes and interest receivable                                                          19,439
     Prepaid expenses                                                                        4,698
                                                                                      ------------

                           Total current assets                                             61,488

Developed oil and gas interests net, using successful efforts                               75,646
                                                                                      ------------

                                                                                      $    137,134
                                                                                      ============

                        Liabilities and Stockholders' Deficit

Current liabilities:

     Accounts payable and accrued expenses                                            $    768,475
     Accounts payable and accrued expenses - related party                                   3,389
     Notes payable                                                                          58,178
     Notes payable - related party                                                         110,000
                                                                                      ------------

                           Total current liabilities                                       940,042
                                                                                      ------------


Commitments and contingencies

Stockholders' deficit:

     Series B preferred stock; $.001 par value; authorized - 100,000,000 shares;
       829,755 shares issued and outstanding                                                   830
     Common stock; $.001 par value; authorized - 100,000,000 shares;
       51,259,503 shares issued and outstanding                                             51,259
     Additional paid in capital                                                         12,037,392
     Accumulated deficit                                                               (12,892,389)
                                                                                      ------------

                           Total stockholders' deficit                                    (802,908)
                                                                                      ------------

                                                                                      $    137,134
                                                                                      ============

          See accompanying notes to consolidated financial statements.

                               BPK RESOURCES, INC.
                      Consolidated Statements of Operations

                                                             Year ended December 31,
                                                             2004               2003
                                                         ------------       ------------
Revenues                                                 $    142,309       $    114,305
                                                         ------------       ------------

Operating expenses:

    Exploration and Production expenses                        31,627             57,646
    Impairment of mining interest option                    1,111,000                 --
    Depletion and amortization                                 42,921             34,753
    Impaired properties                                       212,725          2,173,840
    General and administrative                                716,801          1,020,037
    General and administrative - related party                     --            100,941
                                                         ------------       ------------

Total operating expenses                                    2,115,074          3,387,217
                                                         ------------       ------------

Loss from operations                                       (1,972,765)        (3,272,912)
                                                         ------------       ------------

Other (income) expense:

    Interest income                                            (1,665)            (5,323)
    Interest expense - related party                            2,170                 --
    Interest expense                                          682,507          1,642,159
    Interest expense - Series A Preferred                      90,000            181,489
    Loss (gain) on sale of stock                                   --          2,664,573
    Partnership investment loss                                67,758            462,186
                                                         ------------       ------------

Total other expenses, net                                     840,770          4,945,084
                                                         ------------       ------------

Loss from continuing operations before minority interest   (2,813,535)        (8,217,996)
                                                         ------------       ------------

Minority interest                                                  --              3,700
                                                         ------------       ------------

Net Loss after minority interest                           (2,813,535)        (8,214,296)
Loss from discontinued operations                             (15,762)          (148,222)
Extraordinary gain on extinguishment of debt                  316,499                 --
Cumulative effect of change in Accounting Principle                --            647,764
                                                         ------------       ------------

Net loss                                                   (2,512,798)        (7,714,754)

Preferred dividend on series A preferred stock              4,652,307            128,219
                                                         ------------       ------------
Net Loss To Common Shareholders                          $ (7,165,105)      $ (7,842,973)
                                                         ============       ============

Net Loss Per Common Share -

    Basic and Diluted                                    $      (0.17)      $      (0.54)
                                                         ============       ============

Weighted Average Number of
    Common Shares Outstanding -

    Basic and Diluted                                      42,013,455         14,520,760
                                                         ============       ============

          See accompanying notes to consolidated financial statements.

                              BPK Resources, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2003 and 2004

                                                                           Preferred Series B
                                                                     ----------------------------
                                                                        Shares           Amount
                                                                     -----------      -----------
Balance, December 31, 2002                                                    --               --

Issuance of common stock for CSR Waha purchase
     on 1/15/2003 at $0.78 per share                                          --               --
Payment of subscription receivable - January 2003                             --               --
Options issued to Rhodes Ventures to purchase 400,000
     shares of common stock at $0.68 issued in connection
     with Series A Preferred Stock                                            --               --
Cash Paid in connection with the ORCH Series A Preferred
     Stock Issuance                                                           --               --
Warrants issued for Gemini waiving covenants - March 2003                     --               --
Warrants issued for Gemini loan inducement - July 2003                        --               --
Warrants issued to extend maturity date on Gemini debt                        --               --
Debt discount in connection with beneficial conversion
  feature on Gemini debt                                                      --               --
Options issued to Echotech for consulting services                            --               --
Option issued to directors - January 2003                                     --               --
Issuance of Common stock for CSOR promissory note extension                   --               --
Issuance of Common stock for LS Gas interest purchase                         --               --
Amortization of deferred compensation                                         --               --
Other comprehensive loss:
     Reclassification of realized gain on securities                          --               --
Net Loss                                                                      --               --
                                                                     -----------      -----------

Total comprehensive loss
Balance, December 31, 2003                                                    --               --
                                                                     ===========      ===========

Issuance of Series B preferred stock for debt - February 2004            829,755              830
Issuance of common stock for converison of convertible debt
  - January 2004                                                              --               --
Issuance of common stock at $0.20 in private offering - Feb 2004              --               --
Issuance of common stock for mineral option interest - May 2004               --               --
Issuance of common stock                                                      --               --
Additional discount for Trident note for price reset                          --               --
Conversion of Series A Preferred stock to common stock                        --               --
Collection of subscription receivable - June 2004                             --               --
Sale of assets, reorganization                                                --               --
Issuance of warrants for transfer of liabilities                              --               --
Amortization of deferred compensation                                         --               --
Net Loss                                                                      --               --
                                                                     -----------      -----------

Total comprehensive loss
Balance, December 31, 2004                                               829,755      $       830
                                                                     ===========      ===========

          See accompanying notes to consolidated financial statements.

                              BPK Resources, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2003 and 2004
                                  (Continued)

                                                   Common stock                Additional
                                             ---------------------------         paid-in        Subscription        Deferred
                                               Shares          Amount            capital         Receivable        Compensation
                                             ----------      ------------      ------------     ------------       ------------
Balance, December 31, 2002                   13,817,198      $     13,817      $  3,076,661     $   (305,000)      $    (44,000)

Issuance of common stock for CSR
     Waha purchase on 1/15/2003
     at $0.78 per share                         600,000               600           467,400                --                 --
Payment of subscription
     receivable - January 2003                       --                --                --           305,000                 --
Options issued to Rhodes Ventures to
     purchase 400,000 shares of common
     stock at $0.68 issued in connection
     with Series A Preferred stock                   --                --                --                --                 --
Cash Paid in connection with the ORCH
     Series A Preferred Stock Issuance               --                --           (97,500)               --                 --
Warrants issued for Gemini waiving
     covenants - March 2003                          --                --            15,000                --                 --
Warrants issued for Gemini loan
     inducement - July 2003                          --                --            39,600                --                 --
Warrants issued to extend maturity
  date on Gemini debt                                --                --            38,200                --                 --
Debt discount in connection with
  beneficial conversion feature
  on Gemini debt                                     --                --           118,547                --                 --
Options issued to Echotech for
     consulting services                             --                --             4,300                --                 --
Option issued to directors - January 2003            --                --             4,000                --             (4,000)
Issuance of Common stock for CSOR
     promissory note extension                  100,000               100            46,900                --                 --
Issuance of Common stock for LS
     Gas interest purchase                      100,000               100            41,900                --                 --
Amortization of deferred compensation                --                --                --                --             45,917
Other comprehensive loss:
     Reclassification of realized
         gain on securities                          --                --                --                --                 --
Net Loss                                             --                --                --                --                 --
                                             ----------      ------------      ------------      ------------       ------------

Total comprehensive loss
Balance, December 31, 2003                   14,617,198      $     14,617      $  3,755,008      $         --       $     (2,083)
                                             ==========      ============      ============      ============       ============

Issuance of Series B preferred stock
     for debt - February 2004                        --                --           187,019                --                 --
Issuance of common stock for converison
     of convertible debt - January 2004         150,000               150            29,850                --                 --
Issuance of common stock at $0.20 in
     private offering - Feb 2004              1,300,000             1,300           258,700           (30,000)                --
Issuance of common stock for mineral
     option - May 2004                        5,000,000             5,000           945,000                --                 --
Issuance of common stock                      2,500,000             2,500           497,500                --                 --
Additional discount for Trident note
     for price reset                                 --                --           441,853                --                 --
Conversion of Series A Preferred
     stock to common stock                   27,692,305            27,692         3,972,016                --                 --
Collection of subscription
     receivable - June 2004                          --                --                --            30,000                 --
Sale of assets, reorganization                       --                --         1,907,346                --                 --
Issuance of warrants for transfer
     of liabilities                                  --                --            43,100                --                 --
Amortization of deferred compensation                --                --                --                --              2,083
Net Loss                                             --                --                --                --                 --
                                             ----------      ------------      ------------      ------------       ------------

Total comprehensive loss
Balance, December 31, 2004                   51,259,503      $     51,259      $ 12,037,392      $         --       $         --
                                             ==========      ============      ============      ============       ============

          See accompanying notes to consolidated financial statements.

                              BPK Resources, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2003 and 2004
                                  (Continued)

                                                   Accumulated
                                                       other                                           Total
                                                   Comprehensive   Accumulated                      Comprehensive
                                                       Loss          Deficit          Total             Loss
                                                   ------------    ------------    ------------     ------------
Balance, December 31, 2002                         $    (78,677)   $ (2,536,618)   $    126,183

Issuance of common stock for CSR
     Waha purchase on 1/15/2003
     at $0.78 per share                                      --              --         468,000     $         --
Payment of subscription
     receivable - January 2003                               --              --         305,000               --
Options issued to Rhodes Ventures to
     purchase 400,000 shares of common
     stock at $0.68 issued in connection
     with Series A Preferred stock                           --              --              --               --
Cash Paid in connection with the ORCH
     Series A Preferred Stock Issuance                       --              --         (97,500)              --
Warrants issued for Gemini waiving
     covenants - March 2003                                  --              --          15,000               --
Warrants issued for Gemini loan
     inducement - July 2003                                  --              --          39,600               --
Warrants issued to extend maturity
     date on Gemini debt                                     --              --          38,200               --
Debt discount in connection with
     beneficial conversion feature
     on Gemini debt                                          --              --         118,547               --
Options issued to Echotech for
     consulting services                                     --              --           4,300               --
Option issued to directors - January 2003                    --              --              --               --
Issuance of Common stock for CSOR
     promissory note extension                               --              --          47,000               --
Issuance of Common stock for LS
     Gas interest purchase                                   --              --          42,000               --
Amortization of deferred compensation                        --              --          45,917               --
Other comprehensive loss:
     Reclassification of realized
         gain on securities                              78,677              --          78,677           78,677
Net Loss                                                     --      (7,842,973)     (7,842,973)      (7,842,973)
                                                   ------------    ------------    ------------     ------------

Total comprehensive loss                                                                            $ (7,764,296)
                                                                                                    ============
Balance, December 31, 2003                         $         --    $(10,379,591)   $ (6,612,049)
                                                   ============    ============    ============

Issuance of Series B preferred stock
     for debt - February 2004                                --              --         187,849               --
Issuance of common stock for converison
     of convertible debt - January 2004                      --              --          30,000               --
Issuance of common stock at $0.20 in
     private offering - Feb 2004                             --              --         230,000               --
Issuance of common stock for mineral
     option - May 2004                                       --              --         950,000               --
Issuance of common stock                                     --              --         500,000               --
Additional discount for Trident note
     for price reset                                         --              --         441,853               --
Conversion of Series A Preferred
     stock to common stock                                   --              --       3,999,708               --
Collection of subscription
     receivable - June 2004                                  --              --          30,000               --
Sale of assets, reorganization                               --              --       1,907,346               --
Issuance of warrants for transfer
     of liabilities                                          --              --          43,100               --
Amortization of deferred compensation                        --              --           2,083               --
Net Loss                                                     --      (2,512,798)     (2,512,798)      (2,512,798)
                                                   ------------    ------------    ------------     ------------

Total comprehensive loss                                                                            $ (2,512,798)
                                                                                                    ============
Balance, December 31, 2004                         $         --    $(12,892,389)   $   (802,908)
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              BPK Resources, Inc.
                      Consolidated Statements of Cash Flows

                                                                                          Year ended December 31,
                                                                                          2004               2003
                                                                                       -----------       -----------

Cash flows from operating activities:

      Net loss                                                                         $(2,512,798)      $(7,714,754)
      Adjustments to reconcile net loss to net cash used in operating activities:
          Loss from discontinued operations                                                 15,762           148,222
          Noncash payment of interest                                                       90,000           181,489
          Depletion                                                                         48,675            34,753
          Impairment and abandonment of proved properties                                  212,725         2,178,511
          Amortization of deferred compensation                                              2,083            45,917
          Warrants issued                                                                       --            15,000
          Options issued for services                                                           --             4,300
          Stock issued for mining expenses                                                 950,000                --
          Minority interest                                                                     --            (3,700)
          Loss on sale of marketable securities                                                 --         2,664,573
          Gain on extinguishment of debt                                                  (316,499)               --
          FAS 150 transition adjustment                                                         --          (647,764)
          Equity loss in investment                                                         67,757           462,186
          Amortization of note payable discount and loan costs                             619,232         1,377,640
      Changes in assets and liabilities:
          Accounts receivable                                                              (19,412)          (55,056)
          Prepaid expenses                                                                   6,590            15,997
          Accounts payable and accrued expenses                                             68,227           363,934
                                                                                       -----------       -----------

                      Net cash used in continuing operating activities                    (767,658)         (928,752)

Cash flows from investing activities:

      Repayment from unrelated party                                                        50,000            26,000
      Loan to related party                                                                 (3,500)          (13,650)
      Proceeds from sale of marketable securities                                               --         1,735,897
      Purchases of marketable securities                                                        --           (22,268)
      Purchases of partnership, net of cash received                                      (167,949)         (146,821)
      Purchases of oil and gas interests                                                    (1,934)               --
      Investment in partnerships                                                                --          (912,890)
      Distribution from partnerships                                                            --            37,232
                                                                                       -----------       -----------

                      Net cash used in continuing investing activities                    (123,383)          703,500

Cash flows from financing activities:

      Issuance of debt                                                                     134,000           504,000
      Issuance of debt - related party                                                          --         1,187,053
      Repayment of debt                                                                         --          (470,000)
      Repayment of debt - related party                                                         --        (1,210,688)
      Offering costs                                                                            --           (97,500)
      Issuance of common stock, net of issuance costs                                      760,000           305,000
                                                                                       -----------       -----------

                      Net cash provided by continuing financing activities                 894,000           217,865
                                                                                       -----------       -----------
Net cash used in discontinued operations                                                    (2,755)           (3,761)

                      Net increase (decrease) in cash and cash equivalents                     204           (11,148)

Cash and cash equivalents at beginning of year                                              15,832            26,980
                                                                                       -----------       -----------

Cash and cash equivalents at end of period                                             $    16,036       $    15,832
                                                                                       ===========       ===========

          See accompanying notes to consolidated financial statements.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations

Bepariko Biocom, Inc. was incorporated in Nevada on April 2, 1997 and was an inactive, publicly-quoted company until late 2001. On October 11, 2002, the company changed its name to BPK Resources, Inc. ("BPK").

On November 19, 2001, BPK experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed. In April 2002, BPK's new management implemented a new business plan and BPK began acquiring, exploring, and developing natural gas and oil properties.

BPK is generally not involved as the operator of the projects in which it participates. Instead, BPK relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, BPK plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. BPK relies on Touchstone Resources USA, Inc., a former related party, to assist and advise BPK regarding the identification and leasing of properties on favorable terms. BPK also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. BPK does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. BPK's properties are primarily located in Texas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of BPK Resources, Inc. and its 99% owned subsidiary, CSR-Waha Partners, L.P., a Delaware limited partnership purchased in January 2003. BPK consolidated two 99% owned subsidiaries, CSR-Hackberry Partners, L.P., a Delaware Limited Partnership formed in July 2002, and BPK-South Valentine Partners, L.P., a Delaware Limited Partnership formed in October 2002, until these subsidiaries were divested in July 2004 as disclosed in Note 6. Affiliate entities in which BPK Resources, Inc. directly or indirectly owns more than 50% of the outstanding, voting interest are accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within BPK's consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated.

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

Development Stage

During the fourth quarter of 2004, BPK is no longer considered a development stage entity as BPK has focused its activities on the production of its current oil and gas properties.

Oil and Gas Accounting

BPK uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, associated geological and geophysical costs, and associated costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on BPK's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

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

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred. There were no imbalances as of December 31, 2004.

Stock-Based Compensation Arrangements

BPK applies the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting For Stock Issued To Employees," and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. BPK applies the disclosure provisions specified in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." BPK applies SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based grants to non-employees.

Had compensation expense for 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, BPK's net loss to common shareholders and net loss per share would have been:

                                                                               2004              2003
                                                                            -----------       -----------
          Net loss to common shareholders, as reported                      $(7,165,105)      $(7,842,973)
          Add:  Stock-based employee compensation expense included
               in reported net income determined under APB No. 25,
               net of related tax effects                                         2,083             1,917
          Deduct:  Total stock-based employee compensation expense
              determined under fair-value-based method for all awards,
              net of related tax effects                                        (20,385)          (99,500)
                                                                            -----------       -----------

          Pro forma net loss to common shareholders                         $(7,183,407)      $(7,940,556)
                                                                            ===========       ===========

          Loss per share, basic and diluted:

               As reported                                                  $     (0.17)      $     (0.54)
               Pro forma                                                    $     (0.17)      $     (0.55)


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

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

                                                  2004         2003
                                               ----------   ----------
          Risk free rate                          2.15%        2.15%
          Expected years until exercise            3.1          3.1
          Expected stock volatility               100%         100%
          Dividend yield                           N/A          N/A

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. BPK considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

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

Capitalized Interest

BPK's policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was no capitalized interest during 2004 and 2003.

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

Dismantlement, Restoration and Environmental Costs

At the time proved property reaches the end of its useful life, equipment is dismantled, wells are plugged and the property must be restored to a condition required by environmental laws and regulations. Any estimated costs relating to future dismantlement and restoration are amortized with capitalized development costs by field based on proved reserves. The additional amortization will be carried on the balance sheet as an accrued liability. Management does not believe an accrual of such cost is required as of December 31, 2004.

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). Shares issuable during the year ended December 31, 2003 amounted to 13,347,442.

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company's calculation of the pro forma impact on net income of SFAS 123 included in Note 2.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of BPK as a going concern. BPK incurred net losses to common stockholders of $7,164,742 for 2004 and $17,544,333 for the period April 2, 1997 (date of inception) to December 31, 2004. The net losses from inception to December 31, 2004 included non-cash charges related to services provided, amortization of debt discount and loan cost and preferred dividends of $5,361,539. Consequently, the aforementioned items raise substantial doubt about BPK's ability to continue as a going concern.

BPK has significant debt obligations to repay and its current liabilities exceed its current assets. Additionally, BPK will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interest and to acquire additional properties.

BPK believes that the release from its obligations under the Trident Notes and CSOR Note (see Note 9), sales of equity and debt securities in private placements in 2004 and projected nominal revenues from oil and gas operations will provide sufficient funds to fund its operations through June 2005. BPK will be required to raise additional capital in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in oil and gas prospects, complete other acquisitions and continue its operations in 2005.

BPK's ability to continue as a going concern is dependent upon raising capital through equity and debt financing and other means on terms desirable to BPK. If BPK is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to BPK, management may be required to delay, scale back or eliminate its strategy of acquiring oil and gas interests or even be required to relinquish some or all of its oil and gas interests or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - NOTES RECEIVABLE

BPK had an unsecured demand loan, which it had made to Pawnxchange, Inc. in the amount of $50,000. The loan bears interest at 8% per annum. The loan was repaid in 2004 and only the interest receivable of $8,340 remained outstanding as of December 31, 2004.

During April and May 2003, BPK had loaned Touchstone Resources, Ltd., a former related party, a total of $90,000. The loans bear interest at 10% per annum. On May 30, 2003, BPK used these loans to purchase a 2% interest in LS Gas, LLC. Only the interest receivable of $1,357 remained outstanding as of December 31, 2004.

As of December 31, 2004, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to Louisiana Shelf Partners, L.P., in the amount of $2,000. This loan bears interest at 10% per annum.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

As of December 31, 2004, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to Knox Miss Partners, L.P., in the amount of $6,000. This loan bears interest at 10% per annum.

As of December 31, 2004, CSR Waha Partners, L.P. had an unsecured demand loan, which it had made to South Oil, Inc., in the amount of $1,000. This loan bears interest at 3% per annum.

NOTE 5 - OIL AND GAS INTERESTS

On April 26, 2002, BPK acquired an interest in Hooks State Gas Unit Number 1 ("Hooks") and an interest in Melton Well Number 1 ("Melton"), located in the Hackberry Trend in Jefferson County, Texas (collectively, the "Prospects"), for a purchase price of $350,000. BPK acquired these assets through an assignment from Vitel Ventures Corporation ("Vitel"). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. ("Touchstone") in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon receiving payment from BPK, Vitel immediately exercised the rights and assigned them to BPK. Consequently, Touchstone transferred the gross working interest in the Prospects to BPK. BPK capitalized $5,612 in legal fees and recorded depletion expense in the amount of $16,535 and $34,753 regarding this investment in 2004 and 2003, respectively.

CSR-WAHA has recorded an impairment charge of $938,592 during 2003 as a result of certain wells going offline by the end of 2003. In addition, the Company has recorded an impairment charge of $1,235,248 on its investment in CSR-WAHA during 2003.

Included below is BPK's investments and activity in oil and gas activities, which consisted of the following at December 31, 2004:

          Proved oil and gas properties                       $ 2,072,346
          Accumulated depletion and impairment allowance       (1,996,700)
                                                              -----------
          Net capital assets                                  $    75,646
                                                              ===========

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) consisted of the following:

                                                                               2004               2003
                                                                            -----------       -----------
          Oil and gas sales                                                 $   154,155       $   257,776

          Production costs                                                      (45,613)         (121,869)
          Depletion, depreciation and amortization                              (48,675)         (102,513)
          Well impairment and abandonment charges                              (212,725)       (2,185,625)
                                                                            -----------       -----------

           Results of operations from oil and gas producing activities      $  (152,859)      $(2,152,231)
                                                                            ===========       ===========

NOTE 6 - PARTNERSHIP INTERESTS

The Company incurred a loss on its investment in BPK-South Valentine Partners, L.P. of $103,743 in 2003 as a result of the partnership drilling a well which was a dry hole.

On July 20, 2004, BPK entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition") an entity related through common ownership. Pursuant to the terms of the Agreement, BPK sold 100% of its ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC, in consideration for which BP Acquisition agreed to cause BPK to be released from any and all liabilities and obligations under the Trident Notes and CSOR Note, and all agreements related thereto. BPK has obtained releases from all such obligations.

The net results of operations for CSR-Hackberry Partners, L.P. and BPK South Valentine, L.P. have been classified as discontinued operations for all periods presented. The revenues for these entites for 2004 and 2003 were $11,846 and $143,471, respectively.

In October 2004, BPK entered into the First Amendment to Purchase and Sale Agreement with BP Acquisition. Pursuant to the terms of the Amendment, BPK included the note receivable in the amount of $224,000 due from CSR Hackberry as part of the original agreement dated July 20, 2004.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

CSR-Waha Partners, L.P.

On January 15, 2003, BPK purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware limited partnership, from Endeavour International Corporation, formerly known as Continental Southern Resources, Inc. ("CSOR" or "Endeavour"), a then related party. The purchase price of $2,000,000 consisted of $150,000, which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of BPK's common stock which were valued at $468,000. The Company applied the excess of the purchase price paid over the net asset received in the amount of $1,235,248 to the value of the undeveloped oil and gas properties. The note term was subsequently extended to June 30, 2004 in consideration of BPK's issuance of 100,000 shares of common stock to CSOR. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. BPK and CSOR had one common director who was the President of BPK at the time the transaction was completed.

As of December 31, 2004, CSR-Waha owed the operator of the wells approximately $279,400. CSR-Waha has recorded impairment charges of $212,725 and $938,592 during the years ended December 31, 2004 and 2003, respectively, as a result of certain wells going offline during 2004 and 2003. In addition, BPK recorded an impairment charge of $1,235,248 on its investment in CSR-Waha during 2003. CSR-Waha recorded depletion expense of $32,140 and $0 for 2004 and 2003, respectively.

Since BPK divested all partnership interests, except CSR-Waha, during July 2004, no supplemental information is provided at December 31, 2004. The following schedule lists the results of operations of the limited partnerships for the year ended December 31, 2003:

                                                      Touchstone
                                                    Resources-2001
                                                       Hackberry          Louisiana Shelf
                                 PH Gas, LP         Drilling Fund, LP      Partners, LP
                                 ----------         -----------------      ------------
Results of Operations

Sales                           $        --           $   716,892          $        --
Gross profit                    $        --           $   490,030          $        --
Net loss                        $   (87,191)          $   170,686          $(4,495,487)

NOTE 7 - MINERAL INTERESTS OPTION

In April 2004, BPK entered into an Assignment and Assumption Agreement with Montex Exploration, Inc. ("Montex") (the "Agreement") whereby BPK assumed all of the rights and responsibilities of Montex under a binding letter of intent entered into by Montex with Bell Coast Capital Corp. ("Bell Coast") with respect to exploration of the Shadow Mountain Project in Mongolia (the "Interest"). The Interest was designed to explore and develop a copper and gold mining prospect. BPK paid $184,000 to Montex and issued 5,000,000 shares of its common stock valued at $950,000 (based on the closing price of BPK's common stock on the date of the agreement) to Montex, and reimbursed Montex for all fees and expenses incurred by Montex in connection with the preparation, negotiation and execution of the letter of intent in consideration for the assignment. On December 31, 2004, BPK decided to not continue to pursue the option in the Interest and consequently impaired the previously capitalized cost of $1,034,000.

NOTE 8 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax asset (liability) are as follows at December 31, 2004:

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

                Deferred tax asset

                    Allowance for impairment of oil and gas properties                 $   613,700
                    Other                                                                  117,200
                    Tax benefit arising from net operating loss carry forward            2,804,800
                                                                                       -----------

                                                                                         3,535,700

                Less valuation allowance                                                (3,535,700)
                                                                                       -----------

                Net deferred tax asset                                                 $        --
                                                                                       ===========

          Income tax benefit consists of the following at December 31, 2004:

                Deferred

                    Federal                                                            $   601,500
                    State                                                                  129,400
                Federal and state benefit of net operating loss carry forward            2,804,800
                                                                                       -----------
                                                                                         3,535,700

                Less valuation allowance                                                (3,535,700)
                                                                                       -----------

                Income tax benefit                                                     $        --
                                                                                       ===========

At December 31, 2004, BPK had net operating loss carryforwards for federal and state income tax purposes amounting to approximately $7,093,000. The federal and state net operating loss carryforwards expire beginning 2018 through 2022. However, these carryforwards may be limited due to changes in the ownership of BPK as a result of equity offerings. Recognition of the benefits of the deferred tax assets will require that BPK generate future taxable income. There can be no assurance that BPK will generate any earnings or any specific level of earnings in future years. Therefore, BPK has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $3,535,700 as of December 31, 2004.

The following table presents the principal reasons for the difference between BPK's effective tax rates and the United States federal statutory income tax rate of 34%.

                                                                                          December 31,
                                                                               ----------------------------------
                                                                                  2004                    2003
                                                                               -----------            -----------
          Federal income tax benefit at statutory rate                         $ 2,507,700            $ 2,700,200
          Nondeductible expenses                                                (2,545,900)              (573,600)
          State income tax benefit (net of effect of federal benefit)              327,700                373,400
          Less valuation allowance                                                (289,500)            (2,500,000)
                                                                               -----------            -----------

          Income Tax Benefit                                                   $        --            $        --
                                                                               ===========            ===========

          Effective Income Tax Rate                                                      0%                     0%
                                                                               ===========            ===========


NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2004:

          10% Promissory note - related party          $110,000
          10% Promissory note                            58,878
                                                       --------

                                                       $168,878
                                                       ========

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

In April 2002 and in July 2003, BPK entered into two loan agreements pursuant to which it borrowed a total of $2,100,000 from Trident Growth Fund, L.P. ("Trident"). BPK's obligation to repay the loans were evidenced by two 12% convertible promissory notes ("Trident Notes") in the principal amounts of $1,500,000 and $600,000, respectively, and secured by substantially all of the assets of BPK including a collateral mortgage and assignment of lease and working interests in BPK's oil and gas wells. The loans originally matured on October 31, 2003, and were amended to extend the maturity dates to June 30, 2004 and to July 31, 2004. As an inducement to make the loans and to extend their maturity dates, BPK issued Trident warrants to purchase a total of 545,000 shares of BPK's common stock, with initial exercise prices ranging from $1.00 to $0.38 per share and a term of 10 years. In February and March 2004, the conversion price of the loan and warrants were reset to $0.20 and again to $0.13 per share, respectively.

Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," BPK allocated the proceeds from the original issuances of the convertible promissory notes and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $225,000 for the 300,000 warrants issued with the original convertible loan from April 2002 and $39,600 for the 120,000 warrants issued for the additional loan in July 2003. A beneficial conversion discount of $1,275,000 for the original convertible note was recorded in 2002. In 2003 BPK recorded a beneficial conversion discount of $118,547 on the second loan from Trident. BPK recorded an additional $441,853 beneficial conversion feature in 2004 related to the resets of the conversion price. For 2004 and 2003, BPK amortized $499,997 and $1,275,833, respectively of the discount related to the value of the warrant and beneficial conversion feature as interest expense.

In February 2004, Trident exercised its rights under the loan agreements and converted $30,000 of principal into 150,000 shares of common stock of BPK.

During July 2004, BPK entered into a Purchase and Sale agreement with BP Acquisition whereby it sold its interests in various limited partnerships and limited liability companies in consideration for which BP Acquisition agreed to cause BPK to be released from any and all liabilities and obligations under the Trident Notes, and all agreements related thereto, which cured the default of the original $1,500,000 Trident Note. As of December 31, 2004, the remaining outstanding principal balance of the loans was $0.

As an inducement to release BPK of the Trident loans, BPK issued Trident warrants to purchase a total of 400,000 shares of BPK's common stock, with an exercise price of $0.13 per share and a term of 10 years.

10% Promissory Notes - Related Party

In January 2003, BPK financed $1.5 million of the purchase price of CSR-Waha with a promissory note issued to CSOR ("CSOR Note"). The note bears interest at the rate of 10% per annum and initially matured on April 30, 2003, with an option provision to extend the maturity date. On April 30, 2003, BPK exercised its extension rights and extended the maturity date of the note to June 30, 2004. In consideration for the extension, BPK issued CSOR 100,000 shares of BPK's common stock. BPK recorded financing costs of $47,000 in connection with the extension and amortized the costs over the life of the extension.

During July 2004, BPK entered into a Purchase and Sale agreement with BP Acquisition whereby it sold its interests in various limited partnerships in consideration for which BP Acquisition agreed to cause BPK to be released from any and all liabilities and obligations under the CSOR Note, and all agreements related thereto. As of December 31, 2004, the remaining outstanding principal balance of the loan was $0, and the financing cost referred to above was fully amortized.

During December 2004, BPK borrowed a total of $90,000 from Montex and issued various 5.25% demand promissory notes. The balance remained outstanding as of December 31, 2004.

Other Notes Payable

During 2004, BPK borrowed an additional $44,000 from 1025 Investments and issued various 3% demand promissory notes for a total outstanding principal balance of $50,000 as of December 31, 2004.

As of December 31, 2004, BPK had other demand notes totaling $28,178.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

Libor Loan Facility

In connection with the investment transaction in April 2003 with Ocean Resource Capital Holdings, PLC ("ORCH"), BPK borrowed $587,053 under a loan facility with a maturity date of May 31, 2003. The loan facility required interest payments at the rate of the London Inter-Bank Offering Rate ("LIBOR") at the end of each month the loan was outstanding plus two percent. The loan facility was secured by the shares issued to BPK by ORCH. BPK also incurred an arrangement fee of 4% on the amount of each draw on the facility. In August 2003, BPK repaid $130,687 of principal. On February 27, 2004, BPK satisfied all its outstanding indebtedness to ORCH, including the loan facility, all accrued and unpaid interest and the arrangement fee totaling $504,348 through the issuance of 829,755 shares of Series B Convertible Preferred Stock plus warrants to acquire 150,000 shares of common stock of BPK (see Note 11).

NOTE 10 - MANDATORILY REDEEMABLE PREFERRED STOCK

On February 21, 2003, BPK issued 5,538,461 of the 10,000,000 shares of Series A 10% Convertible Preferred Stock. Which was valued at $4,247,765. The holders of shares of this stock were entitled to receive dividends at a rate of 10% per annum which accrued from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends had preference over common stock cash dividends.

Each Series A Share was immediately convertible, at the option of the holder, into one share of common stock, subject to a cap which prohibited conversion to the extent that conversion would result in the holder beneficially owning in excess of 4.99% of BPK's common stock. In the event of liquidation, dissolution or winding up of BPK, or a merger or consolidation in which BPK is not the surviving entity, all Series A Shares automatically would have converted into shares of common stock. BPK had the option to redeem all Series A Shares at any time by payment of an amount per share equal to $.65 plus all accrued and unpaid dividends and was required to redeem all such shares by payment of such amount no later than February 28, 2006. The Series A Shares contained anti-dilution and conversion price adjustment provisions if certain events occur. Other than as provided by applicable law, holders of the Series A Shares had no voting rights.

The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire 1,463,333 ordinary shares of ORCH.

On February 27, 2004, BP Investments, LP ("BP") entered into an agreement to purchase 5,538,461 shares of BPK's Series A Convertible Preferred Stock from ORCH. Subsequent to the sale, on March 23, 2004, BPK authorized certain amendments to the certificate of designation of the Series A Convertible Preferred Stock. The restriction limiting the number of shares convertible by the holder of the Series A Convertible Preferred stock to an amount that would result in the holder beneficially owning less than 4.99% of the issued and outstanding common stock was eliminated. The conversion rate for the holder was also increased from one share of Series A Convertible Preferred convertible into one share of common stock to one share of Series A Convertible Preferred Stock convertible into five shares of common stock. On the date of change in the conversion rate of the Series A Shares, the closing price of the common stock of BPK was $0.21 per share. In 2004, BPK recorded a preferred dividend, which amounted to $4,652,307 based on the value of the additional shares of common stock issuable on conversion at the new conversion rate. On April 12, 2004, BP exercised its rights and converted 100% of the outstanding shares of Series A Convertible Preferred Stock into 27,692,305 shares of common stock of BPK, which may have resulted in a change in control of BPK, since this represented approximately 65% of the issued and outstanding common stock of BPK on that date. This resulted in BPK recording additional equity of $3,999,708, which included the reversal of the accrued dividend of $399,708.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

NOTE 11 - STOCKHOLDERS' EQUITY

On January 15, 2003, BPK purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP, a Delaware Limited Partnership from Endeavor. BPK issued 600,000 shares of its common stock as part of the purchase price. These shares were valued at the fair market value of $0.78 per share.

On January 30, 2003, BPK issued options to purchase 200,000 shares of common stock at an exercise price of $0.65 per share to the Chief Executive Officer, also a Director of BPK. The options are immediately exercisable and terminate on the earlier of three years from the date of grant or three months after cessation of service to BPK. BPK recorded these options at the fair market value of $0.66. As a result, deferred compensation of $2,000 was recorded and will be amortized over three years.

On January 31, 2003, BPK issued options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share to an individual in connection with their appointment to serve as director of BPK. The options are fully vested and terminate on the earlier of three years from the date of grant or three months after cessation of service to BPK. BPK recorded these options at the fair market value of $0.66. Deferred compensation of $1,000 was recorded and will be amortized over a three-year period.

In connection with the ORCH transaction, BPK is obligated to issue 400,000 options to Rhodes Ventures, S.A. at the closing of an equity transaction.

In March 2003, the Company issued Trident warrants to purchase 25,000 shares of the Company's common stock as an inducement to waive the financial covenants until December 2003. The warrants had an original exercise price of $0.55 per share and were to originally expire in April 2002.

On April 30, 2003, BPK exercised its option to extend the due date of its $1,500,000 promissory note to Endeavor, a related party, from April 30, 2003 to June 30, 2004. BPK issued Endeavor 100,000 shares of common stock of BPK for extending the note. These shares were recorded as a prepaid item at the fair market value of $0.47 and will be expensed over the extension period of the note.

On May 30, 2003, BPK purchased a 2% interest in LS Gas, LLC from Touchstone Resources, Ltd. BPK issued 100,000 shares of its common stock as part of the purchase price.

On July 1, 2003, BPK entered into an investor relations consulting agreement with EchoTech Financial, Inc. The agreement is for a three month period ending on September, 30, 2003 and will automatically renew for another term of three months unless two weeks notice to terminate is given by either party, at a fee of $3,000 per month as well as options to purchase 25,000 common shares of BPK at an exercise price of $.040 per common share. The options are fully vested and expire in two years.

On July 29, 2003 BPK granted Trident two warrants to purchase 120,000 and 100,000 shares of common stock with an exercise price of $0.38 expiring on July 29, 2008 and April 30, 2012, respectively. The warrant to purchase 120,000 shares of common stock was issued in consideration for increasing the principal of the note and the warrant to purchase 100,000 shares of common stock was issued in consideration of the renegotiation to extend the maturity date of the original note and for granting a waiver due to BPK's failure to meet certain of its loan covenants.

In January 2004, BPK commenced raising capital through a private offering of up to 7,500,000 shares of common stock, $.001 par value per share, and warrants to acquire up to 3,750,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.40 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment; for a period of three years from the date of issuance. In February 2004, BPK sold a total of 650,000 units for $260,000.

In January 2004, Trident exercised its conversion rights and converted $30,000 of principal from its convertible notes payable into 150,000 shares of BPK's common stock.

On February 27, 2004 BPK entered into a securities purchase agreement with ORCH, whereby ORCH purchased 829,755 shares of BPK's Series B Convertible Preferred Stock and warrants to purchase 150,000 shares of BPK's common stock at an exercise price of $0.55 per share which expire on February 27, 2007. On the date of issuance, the closing price of the common stock of BPK was $0.21 cents per share. Based on this closing price, BPK valued the Series B Convertible Preferred Stock in the amount of $174,249 and using the Black-Scholes model, valued the warrants at $13,600 for total consideration of $187,849. In consideration for the receipt of the Series B Convertible Preferred Stock and warrants, ORCH agreed to cancel the total outstanding principal balance on the Libor Loan Facility and to waive the interest payable and the arrangement fee on the facility, the total of which amounted to $504,348 as of February 27, 2004.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

Under the guidance of SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", BPK recorded a gain in the amount of the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities issued to satisfy those liabilities, which amounted to $316,499 as of December 31, 2004.

The Series B Convertible Preferred Shares are non-voting and automatically convert to common stock of BPK upon the bankruptcy or dissolution of BPK. The holder of the Series B Convertible Preferred Stock may convert one preferred share into one share of common stock at any time, subject to adjustment. BPK may redeem the Series B Convertible Preferred Shares for $0.01 per share upon 30 days written notice provided that (i) the average of the closing bid price of BPK's common stock is in excess of $1.00 per share for twenty (20) trading days preceding the date of the redemption notice and (ii) the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are either subject to an effective registration statement or transferable pursuant to rule 144(k) promulgated under the Securities Act of 1933. The redemption notice shall call upon each holder of Series B Convertible Preferred Stock to either surrender the Series B Convertible Preferred Stock held or convert it to common stock prior to the date of redemption.

In April 2004, BPK entered into a Securities Purchase Agreement with Ritchie Long/Short Trading, Ltd., a Cayman Islands exempted company ("Ritchie Trading"). Under the Securities Purchase Agreement, Ritchie Trading purchased from BPK 1,250,000 units, resulting in gross proceeds to BPK of $500,000. Each unit consists of two shares of common stock of BPK and one warrant to acquire one share of common stock of BPK with an exercise price of $0.30 cents per share and an expiration date three years from the date of grant.

In July 2004, BPK issued warrants to purchase 400,000 shares of BPK's common stock as an inducement for Trident to release BPK of its obligations under the Trident notes.

During July 2004, BPK entered into a Purchase and Sale agreement with BP Acquisition whereby BPK sold its interests in various limited partnerships and limited liability companies in consideration for which BP Acquisition agreed to cause BPK to be released from any and all liabilities and obligations under the Trident Notes and CSOR note, and all agreements related thereto. Since certain common ownership and control exist between BPK and BP Acquisition and in accordance with Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities Paid by Principal Stockholder," BPK accounted for the disposal of the assets and releases from its liabilities under the original notes as a contribution of additional paid in capital in the amount of $1,910,546.

The Company accrued $128,219 of dividends during 2003.

Stock Warrants

BPK had the following outstanding common stock warrants to purchase its securities at December 31:

                                                 2004                                       2003
                                ---------------------------------------    ----------------------------------------

                                     Number of          Exercise Price          Number of           Exercise Price
Description of Series             Warrants issued          Per Share         Warrants issued          Per Share
----------------------------    -------------------    ----------------    -------------------    -----------------
Expire April 2004                             --            $   0.13                310,000             $   1.25
Expire February 2007                     650,000            $   0.30                     --                   --
Expire February 2007                     150,000            $   0.55                     --                   --
Expire July 2007                       1,250,000            $   0.30                     --                   --
Expire July 2008                         120,000            $   0.13                120,000             $   0.38
Expire July 2014                         400,000            $   0.13                     --
Expire April 2012                        425,000            $   0.13                425,000             $   0.38
Expire November 2005                          --            $     --                702,666             $   0.60
                                -------------------                        -------------------

Common Stock                           2,995,000                                  1,557,666
                                ===================                        ===================

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

Stock Options

BPK follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, BPK has continued to utilize APB No. 25 in accounting for its stock-based compensation to employees. The following tables summarize BPK's stock option activity and related information during 2004 and 2003.

                                                             2004                                     2003
                                            -------------------------------------    --------------------------------------
                                                Number of        Weighted-Average        Number of         Weighted-Average
                                                 Shares           Exercise Price           Shares           Exercise Price
                                            ----------------    ----------------     -----------------    -----------------
          Balance at beginning of year           725,000           $   0.64                200,000             $   0.58

          Granted                                500,000               0.13                825,000                 0.64

          Expired                               (700,000)              0.65               (300,000)                0.59
                                                 -------           --------                -------             --------

          Balance at end of year                 525,000           $   0.14                725,000             $   0.64
                                                 =======           ========                =======             ========


The weighted average grant-date fair value of options granted during 2004 and 2003 was $0.04 per share and $0.02 per share, respectively.

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
                        Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise            at December 31,           Remaining          Exercise          December 31,         Exercise
      Price                    2004              Contract Life          Price               2004               Price
-------------------    ---------------------     ---------------    --------------    ------------------    ------------
$     0.40                     25,000                 0.50              $  0.40              25,000            $ 0.40
$     0.13                    500,000                 4.85              $  0.13             500,000            $ 0.13


NOTE 12 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

BPK entered into a consulting agreement with ESC Consulting Services Corp. on May 31, 2002. This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month. BPK incurred $72,000 and $72,000 of consulting expense in 2004 and 2003, respectively. In April 2004, the president of ESC Consulting became a director and sole officer of BPK after the resignation of BPK's former director and sole officer. In July 2004, the president of ESC Consulting resigned as BPK's director and sole officer and was replaced by the current director and sole officer of BPK.

NOTE 13 - OPERATING LEASES

On September 9, 2002, BPK entered into a lease agreement with a former related party for office space. The lease period was for one year with rent $18,000 annually. In September 2003, the lease agreement was extended for a period of one year. BPK incurred rent expense of $5,000 and $18,000 for 2004 and 2003, respectively.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

NOTE 14 - COMMITMENT AND CONTINGENCIES

General

The oil and gas industry is regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. BPK believes it is in compliance with all federal, state and local laws, regulations, and orders applicable to BPK and its properties and operations, the violation of which would have a material adverse effect on BPK or its financial condition.

Operating Hazards and Insurance

The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to BPK due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although BPK believes certain policies obtained by operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on BPK and its financial condition via its contractual liability to the Prospect.

Potential Loss of Oil and Gas Interests/ Cash Calls

BPK is subject to cash calls related to its various investments in oil and gas prospects.

If BPK does not pay its share of cash calls it will forfeit all or some of its rights in certain of its interests in the prospects and any related profits. BPK's share of additional exploratory and drilling cost over the next year is uncertain at this time. If one or more of the other members of the projects fail to pay their share of the prospect costs, BPK may need to pay additional funds to protect its investment.

NOTE 15 - SALES OF MARKETABLE SECURITIES

On February 21, 2003, BPK entered into an investment agreement with Ocean Resources Capital Holding PLC ("ORCH"). In accordance with the agreement, the Company issued 5,583,461 shares of its Series A 10% Convertible Preferred Stock in exchange for 4,390,000 ordinary shares of ORCH, along with warrants to purchase an additional 1,463,333 shares. ORCH trades on the London Stock Exchange in the Alternative Investment Market ("AIM"). On July 24, 2003, the Company sold the 4,390,000 shares of ORCH with warrants to purchase 1,463,333 shares attached for $1,408,136, and incurred $77,449 in commission expenses, which resulted in a net loss of $2,917,077.

BPK received 207,044 shares of CyTrx common stock in partial settlement of a note receivable in 2003. During July and August, 2003 BPK sold 207,044 shares of CyTrx for $380,635. BPK recorded a gain of $251,158 on this transaction.

During October, 2003 BPK bought 10,000 shares of CyTrx for $22,268 and sold 11,526 shares of CYTR for $24,575. BPK recorded a gain of $1,346 on this transaction.

NOTE 16 - SUBSEQUENT EVENTS

On January 5, 2005, BPK borrowed $5,000 from Montex, a related party, and issued a 5.25% promissory note.

NOTE 17 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2004 and 2003 were as follows:

                                       2004             2003
                                     -------          --------

          Interest                   $    --          $206,869
                                     =======          ========

          Income taxes, net          $    --          $     --
                                     =======          ========

NOTE 18 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Oil and Gas Reserves

The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

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

The following table presents estimates of BPK's net proved developed oil and gas reserves:

                                                                                 December 31,
                                                                          -------------------------
                                                                            2004             2003
                                                                          -------           -------
          Proved developed reserves (bbls), beginning of year               5,389             9,422

          Purchase of proved developed reserves (bbls), in place               --                --
          Production                                                       (2,178)           (6,243)
          Extension of reservoir                                               --                --
          Revisions of previous estimates                                   7,420             2,210
                                                                          -------           -------

          Proved developed reserves (bbls), end of year                    10,631             5,389
                                                                          =======           =======

          Equity in reserves in equity method investees                        --             1,991
                                                                          =======           =======


Standardized Measure of Discounted Future Net Cash Flows

SFAS No. 69, "Disclosure about Oil and Gas Producing Activities", prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. BPK has followed these guidelines, which are briefly discussed below.

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

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect BPK's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth BPK's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in Statement of SFAS No. 69.

                                                                                      December 31,
                                                                              -----------------------------
                                                                                2004                 2003
                                                                              ---------           ---------
          Future cash inflows                                                   233,882           $ 160,120
          Future production costs                                               (44,316)            (17,188)
          Future development costs                                               (7,637)                 --
          Future income tax expense                                             (17,397)            (12,170)
                                                                              ---------           ---------

          Future net cash flows (undiscounted)                                  164,532             130,762

           Annual discount of 10% for estimated timing                          (34,067)            (11,957)
                                                                              ---------           ---------

           Standardized measure of future net                                   130,465           $ 118,805
                                                                              =========           =========

           Equity in standardized measure of equity method investees                 --           $  43,822
                                                                              =========           =========

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

Changes in Standardized Measure

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31:

                                                                                2004                2003
                                                                             ---------           ---------
          Standardized measure, beginning of period                          $ 118,805           $ 154,655
          Net changes in prices and production costs                           (32,355)             46,021
          Future development costs                                              (7,637)                 --
          Revisions of previous quantity estimates                                  --              91,356
          Extension of reservoir                                                    --            (188,693)
          Sale of reserves in place                                             73,762              15,466
          Accretion of discount                                                (22,110)                 --
          Changes in income taxes, net                                              --                  --
          Purchased reserves                                                        --                  --
                                                                             ---------           ---------

          Standardized measure, end of period                                $ 130,465           $ 118,805
                                                                             =========           =========

          Equity in standardized measure of equity method investees          $      --           $  43,822
                                                                             =========           =========