Form 10QSB
period 2005-03-31
BPK RESOURCES INC
filed 2005-05-23
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 2005
                                                 ---------------


[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________

                          Commission file number: 27339
                                                  -----

                               BPK RESOURCES, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             NEVADA                                   88-0426887
----------------------------------      ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                        264 UNION BOULEVARD, FIRST FLOOR
                            TOTOWA, NEW JERSEY 07512
   --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 956-8400
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 19, 2005, 54,259,503 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               BPK RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR FISCAL QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

       Item 1.Financial Statements
                  Consolidated Balance Sheets                                  1
                  Consolidated Statements of Operations                        2
                  Condensed Consolidated Statements of Cash Flows              3
                  Notes to Consolidated Financial Statements                   4
       Item 2.Management's Discussion and Analysis                             7
       Item 3.Controls and Procedures                                         15

                                    PART II

       Item 6.Exhibits                                                        16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               BPK RESOURCES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                       ASSETS

                                                                                        March 31,
                                                                                          2005
                                                                                    ----------------

Current assets
   Cash and cash equivalents                                                        $        14,809
   Accounts receivable                                                                       31,740
   Notes and interest receivable                                                             21,589
   Prepaid expenses                                                                           4,398
                                                                                    ----------------

Total current assets                                                                         72,536

Developed oil and gas interests, net of accumulated depletion and impairment
  allowance of $2,003,435, using successful efforts                                          68,911
                                                                                    ----------------

                                                                                    $       141,447
                                                                                    ================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                            $       771,996
   Accounts payable and accrued expenses - related party                                      5,168
   Notes Payable                                                                             58,178
   Notes payable - related party                                                            165,000
                                                                                    ----------------

Total current liabilities                                                                 1,000,342

Commitments and contingencies

Stockholders' deficit
   Preferred stock, Series B, $.001 par value authorized 100,000,000 shares;
       829,755 shares issued and outstanding as of March 31, 2005                               830
   Common stock, $.001 par value authorized 100,000,000 shares;
       51,259,503 shares issued, issuable and outstanding as of March 31, 2005               51,259
   Additional paid in capital                                                            12,037,392
   Accumulated deficit                                                                  (12,948,376)
                                                                                    ----------------

Total stockholders' deficit                                                                (858,895)
                                                                                    ----------------

                                                                                    $       141,447
                                                                                    ================

                               BPK RESOURCES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                      2005             2004
                                                                ----------------- -------------

Revenues                                                        $       20,570    $      5,905
                                                                ----------------- -------------

Operating expenses
   Exploration and production expenses                                   5,716           2,171
   Depletion and amortization                                            6,735               -
   General and administrative - related party                                -          22,500
   General and administrative                                           61,952         139,625
                                                                ----------------- -------------

Total operating expenses                                                74,403         164,296
                                                                ----------------- -------------

Loss from operations                                                   (53,833)       (158,391)
                                                                ----------------- -------------

Other (income) expense
   Interest income                                                           -          (1,000)
   Interest expense - related party                                      1,779               -
   Interest expense                                                        374         208,722
   Interest expense - Series A Preferred                                     -          90,000
   Partnership investment loss                                               -          21,518
                                                                ----------------- -------------

Total other expenses, net                                                2,153         319,240
                                                                ----------------- -------------

Loss from continuing operations                                        (55,986)       (477,631)

Loss from discontinued operations                                            -          (3,788)
Extraordinary gain on debt extinguishment                                    -         316,499
                                                                ----------------- -------------

Net loss                                                               (55,986)       (164,920)

Preferred dividend on series A preferred stock                               -       4,652,307
                                                                ----------------- -------------

Net loss to common shareholders                                 $      (55,986)   $ (4,817,227)
                                                                ================= =============

Basic and diluted loss per common share                         $        (0.00)   $      (0.31)
                                                                ================= =============

Basic and diluted weighted average common
 shares outstanding                                                 51,259,503      15,301,981
                                                                ================= =============

                               BPK RESOURCES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Three Months Ended
                                                                       March 31,
                                                            -----------------------------
                                                                 2005          2004
                                                            -------------  --------------

Net cash used in continuing operating activities            $    (54,077)  $    (193,853)
                                                            -------------  --------------

Cash flows from investing activities
    Loan to unrelated party                                       (2,150)               -
    Purchase of oil and gas interests                                   -         (1,546)
    Investment in limited partnerships                                  -         (8,000)
                                                            -------------  --------------

Net cash used in continuing investing activities                  (2,150)         (9,546)
                                                            -------------  --------------

Cash flows from financing activities
    Issuance of debt - related party                               55,000          41,000
    Issuance of common stock, net of offering costs                     -         230,000
                                                            -------------  --------------

Net cash provided by continuing financing activities               55,000         271,000
                                                            -------------  --------------

Net cash provided by discontinued operations                            -           3,740

      Net increase in cash and cash equivalents                   (1,227)          71,341

Cash and cash equivalents, beginning of year                       16,036          15,832
                                                            -------------  --------------

Cash and cash equivalents, end of period                    $      14,809  $       87,173
                                                            =============  ==============

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by BPK Resources, Inc. ("BPK"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although BPK believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in BPK's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

BPK follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, BPK continues to utilize Accounting Principles Board ("APB") No. 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months ended March 31, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, BPK's net loss to common shareholders and net loss per share would have been as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                       -------------------------------
                                                           2005              2004
                                                       --------------    -------------

  Net loss, to common stockholders as reported         $    (55,986)     $ (4,817,227)

  Add:  Stock-based employee compensation
      expense included in reported
      net income determined under APB
      No. 25, net of related tax effects                          -               250
  Deduct:  Total stock-based employee
      compensation expense determined
      under fair-value-based method for all
      awards, net of related tax effects                          -                 -
                                                       --------------    -------------

  Pro forma net income to common
   stockholders                                        $    (55,986)     $ (4,816,977)
                                                       --------------    -------------

  Earnings per share:
       Basic - as reported                             $      (0.00)     $      (0.31)
       Basic - pro forma                               $      (0.00)     $      (0.31)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

NOTE 3 - NOTES PAYABLE

During 2005, BPK borrowed an additional $55,000 from Montex and issued various 5.25% demand promissory notes for a total outstanding principal balance of $145,000 as of March 31, 2005.


NOTE 4 - SUBSEQUENT EVENTS

In April 2005, BPK commenced raising capital through a private offering of up to 22,500,000 shares of common stock, $.001 par value per share, and warrants to acquire up to 11,250,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.26 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment; for a period of three years from the date of issuance. In April 2005, BPK sold a total of 1,500,000 units for $390,000.

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

         The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

         o our ability to obtain sufficient financing to satisfy capital calls, debt obligations and operating expenses with respect to our oil and gas properties;

         o the accuracy of our estimates and judgments regarding oil and gas resources and formations and reservoir performance;

         o        our  ability  to  identify   and   acquire   properties   with
                  commercially productive reservoirs;

         o our failure to identify liabilities associated with the properties we acquire or obtain protection from sellers against such liabilities;

         o operational and drilling risks inherent in the exploration, development and production of oil and gas;

         o our dependence upon various third-party operators and others that we do not control;

         o the unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services;

         o        market fluctuations in the prices of oil and gas;

         o        risks   associated  with  the  geographic   concentration   of
                  substantially all of our properties in Texas;

         o        title deficiencies in the properties underlying our leases;

         o failure by our operators to maintain adequate insurance on our properties;

         o        the impact of  environmental  and other laws and  regulations;
                  and

         o        international and domestic political and economic factors.


For a more in-depth discussion of these factors and other factors that may cause our actual results to differ materially from those indicated in our forward-looking statements, please see the information set forth under the caption "Risk Factors" in our Annual Report on Form 10-KSB.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the heading "Disclosure Regarding Forward-Looking Statements" above and under the caption "Risk Factors" in our Annual Report on Form 10-KSB. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

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

Hackberry Project

         We own a 6.25% leasehold interest in the Hackberry Project. Touchstone Resources USA, Inc., a Texas corporation ("Touchstone Texas"), serves as the operator of the project. The Hackberry Project consists of the South French prospect, which contains an aggregate of 302 gross acres in the Hackberry Trend located in Jefferson County, Texas. This prospect is currently producing from hydrocarbons located in the Hackberry formation. The Hackberry formation is located generally at a depth of about 10,900 feet. To date, two wells have been drilled in this project and a third well has been acquired by the project. Of these three wells, two wells are in production and the remaining well has been plugged and abandoned.

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

Proved Oil and Natural Gas Reserves

         Proved reserves are defined by the Securities and Exchange Commission ("SEC") as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

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

Property Retirement Obligations

         We are required to make estimates of the future costs of the retirement obligations of our producing oil and gas properties. This requirement necessitates that we make estimates of property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R will be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of the adoption of this new accounting pronouncement would be similar to the Company's calculation of the pro forma impact on net income of SFAS 123 included in Note 1 to our consolidated financial statements beginning on page 4.

         For  a  more  complete   discussion  of  our  accounting  policies  and
procedures, see our Notes to consolidated financial statements beginning on page 4.

COMPARISON OF FISCAL QUARTERS ENDED MARCH 31, 2005 AND 2004

Revenues

         Revenues consist of our allocated portion of the proceeds generated by our various oil and gas projects from the sale of oil and gas. Revenues increased $14,665 to $20,570 for our fiscal quarter ended March 31, 2005 from $5,905 for our fiscal quarter ended March 31, 2004. The increase of $14,665 resulted primarily from increased sales of oil and gas produced by our CSR-Waha Project and Hackberry Project. We expect revenues to remain constant during 2005 as we continue to receive our allocated portion of the proceeds generated by our CSR-Waha Project and Hackberry Project.

Exploration and Production Expenses

         Exploration and production expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, production expenses, and other exploration and development expenses related to our oil and gas projects. Exploration and production expenses increased $3,545 to $5,716 for our fiscal quarter ended March 31, 2005 from $2,171 for our fiscal quarter ended March 31, 2004. The increase of $3,545 resulted primarily from geological and geophysical expenditures supportive of the exploration activities we conducted in our CSR-Waha Project and Hackberry Project. We expect exploration and production expenses to remain constant during 2005 as we continue to conduct exploration activities on the prospects in these projects and engage in exploration activities on various prospects that we may acquire in the future.

General and Administrative Expenses

         General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses decreased $100,173 to $61,952 for our fiscal quarter ended March 31, 2005 from $162,125 for our fiscal quarter ended March 31, 2004. The decrease of $100,173 resulted primarily from the disposition of certain of our interests in our oil and gas projects on July 20, 2004. The $61,952 of general and administrative expenses that we incurred for our fiscal quarter ended March 31, 2005 consisted primarily of $25,539 for professional fees incurred in connection with our oil and gas projects, financing transactions, and compliance with our reporting obligations under federal securities laws, and $36,413 for consulting and engineering fees. We expect general and administrative expenses to remain constant in future periods as a result of continued expenditures for consulting and engineering fees, and for professional fees associated with acquisitions of additional oil and gas properties and compliance with SEC public reporting and corporate governance requirements.

Interest Expense

         Interest expense consists of certain noncash charges and interest accrued on our various debt obligations. Interest expense decreased $296,569 to $2,153 for our fiscal quarter ended March 31, 2005 from $298,722 for our fiscal quarter ended March 31, 2004. The decrease of $296,569 resulted primarily from the disposition of our interests in certain of our oil and gas projects on July 20, 2004 and the corresponding release by Trident Growth Fund, L.P. ("Trident") and Endeavour International Corporation ("Endeavour") from our debt obligations to them that we incurred in connection with our acquisition of those interests, and a one-time noncash charge of $90,000 accrued during our fiscal quarter ended March 31, 2004 for interest expense representing dividends on our shares of Series A 10% Convertible Preferred Stock. The $2,153 of interest expense that we incurred during our fiscal quarter ended March 31, 2005 consisted of interest expense incurred under our various debt obligations issued for the purpose of funding our oil and gas exploration and development business. We expect interest expense under our various debt obligations to remain constant for the foreseeable future.

Gain (Loss) on Extinguishment of Debt

         Gain (loss) on extinguishment of debt consists of the gains and losses that we recognized upon the extinguishment of various debt obligations. We recognized a gain on extinguishment of debt of $316,499 for our fiscal quarter ended March 31, 2004. We did not recognize any gain or loss on extinguishment of debt for our fiscal quarter ended March 31, 2005. The gain on extinguishment of debt of $316,499 resulted primarily from Ocean Resource Capital Holdings, PLC ("Ocean Resource") releasing us from our debt obligations to it upon our issuance of shares of our Series B Convertible Preferred Stock and warrants to them on February 27, 2004, and represented the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities we issued to Ocean Resource to satisfy these obligations. We may in the future incur additional debt in connection with the funding of our operations and the acquisition of additional interests in oil and gas projects. However, we do not expect gains and losses on the extinguishment of debt to constitute a material component of our overall financial performance in the foreseeable future.

Loss (Profit) From Limited Partnerships and Limited Liability Companies

         Loss (profit) from limited partnerships and limited liability companies includes the income or losses that we recognize from the financial performance of the oil and gas limited partnerships and limited liability companies in which we own an equity interest of greater than 5% but less than 50% of the applicable entity. We did not have any loss or profit from limited partnerships and limited liability companies for our fiscal quarter ended March 31, 2005. We had a loss from limited partnerships and limited liability companies of $21,518 for our fiscal quarter ended March 31, 2004. The loss from limited partnerships and limited liability companies in 2004 resulted primarily from losses we incurred in connection with our holdings in PH Gas, Hackberry Drilling Fund and Louisiana Shelf Partners. We disposed of our interests in the forgoing entities on July 20, 2004. We intend to make similar equity investments in additional limited partnerships and limited liability companies in the future and expect that loss (profit) from limited partnerships and limited liability companies may constitute a material component of our overall financial performance for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short and long-term debt. As of March 31, 2005, we had a cash balance of $14,809.

         Net cash used in continuing operating activities was $54,077 for our fiscal quarter ended March 31, 2005 compared to $193,853 for our fiscal quarter ended March 31, 2004. The $139,776 decrease in cash used in operating activities was primarily due to a decrease in net loss of $157,823 (excluding non cash items) which was partially offset by an increase in accounts receivable of $10,475 and a decrease in accounts payable and accrued expenses of $7,602.

         Net cash used in continuing investing activities was $2,150 for our fiscal quarter ended March 31, 2005 compared to net cash used in investing activities of $9,546 for our fiscal quarter ended March 31, 2004. The $7,396 decrease in cash used in investing activities was due primarily to a decrease in investments that we made in limited partnerships and limited liability companies of $8,000.

         Net cash provided by continuing financing activities was $55,000 for our fiscal quarter ended March 31, 2005 compared to $271,000 for our fiscal quarter ended March 31, 2004. The $216,000 decrease in net cash provided by financing activities was due primarily to a decrease in the amount of net proceeds received from the issuance of our common stock of $230,000, partially offset by an increase in the amount of proceeds we received upon the issuance of debt of $14,000.

         At March 31, 2005, we had a working capital deficit of $927,806 compared to a working capital deficit of $3,533,489 at March 31, 2004. The $2,605,683 decrease in working capital deficit was due primarily to a decrease in accounts payable and accrued expenses of $343,838, notes payable of $548,000, dividends payable on our shares of Series A Convertible Preferred Stock of $399,708, and net convertible debentures payable of $1,611,276, partially offset by decreases in accounts receivable of $137,186, notes and interest receivable of $10,475, prepaid expenses of $43,868, and cash of $72,364.

         On April 21, 2004, we sold 2,500,000 shares of common stock and warrants to acquire 1,250,000 shares of common stock in consideration for which we received aggregate gross proceeds of $500,000. These securities were sold in units comprised of two shares of common stock and one warrant. The units were sold at a purchase price of $.40 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance.

         On March 21, 2005, we commenced a private offering of up to $975,000 of units comprised of shares of our common stock and warrants to acquire shares of common stock. Each unit is comprised of two shares of our common stock and one warrant. The units are being sold at a purchase price of $.26 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance. As of the date of this report, we have sold approximately 1,500,000 units in the offering for aggregate gross proceeds of approximately $390,000.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

         The following documents are filed as exhibits to this report.

    Exhibit No.   Exhibit
    -----------   -------

         31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BPK RESOURCES, INC.


Date:  May 23, 2005                   /s/ Christopher H. Giordano
                                      ---------------------------
                                      Christopher H. Giordano
                                      Chief Executive Officer and Treasurer

                                  EXHIBIT INDEX

    Exhibit No.   Exhibit
    -----------   -------

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