Form 10QSB
period 2005-06-30
BPK RESOURCES INC
filed 2005-08-15
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:      June 30, 2005
                                                          --------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from __________ to ___________

                        Commission file number:   27339
                                               -----------

                               BPK RESOURCES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Nevada                                88-0426887
------------------------------------        ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                        264 Union Boulevard, First Floor
                            Totowa, New Jersey 07512
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 956-8400
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 11, 2005, 54,259,503 shares of the issuer's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               BPK RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR FISCAL QUARTER ENDED JUNE 30, 2005


                                 TABLE OF CONTENTS

                                                                            Page
                                       PART I

Item 1.     Financial Statements .............................................
               Condensed Consolidated Balance Sheet ..........................1
               Condensed Consolidated Statements of Operations ...............2
               Condensed Consolidated Statements of Cash Flows ...............3
               Notes to Condensed Consolidated Financial Statements ..........4
Item 2.     Management's Discussion and Analysis .............................8
Item 3.     Controls and Procedures .........................................15

                                     PART II

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds .....16
Item 5.     Other Information ...............................................16
Item 6.     Exhibits ........................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BPK RESOURCES, INC. Condensed Consolidated
                            Balance Sheet (Unaudited)

                                     ASSETS
                                     ------
                                                                                      June 30,
                                                                                        2005
                                                                                        ----
Current assets
   Cash and cash equivalents                                                     $       123,509
   Accounts receivable                                                                    34,015
   Notes and interest receivable                                                          21,589
   Prepaid expenses                                                                        4,098
                                                                                 ---------------

Total current assets                                                                     183,211

Developed oil and gas interests, net of accumulated depletion and impairment
  allowance of $2,009,448, using successful efforts                                       62,898
                                                                                 ---------------

                                                                                 $       246,109
                                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities
   Accounts payable and accrued expenses                                         $       628,022
   Accounts payable and accrued expenses - related party                                 127,454
   Notes Payable                                                                          58,178
   Notes payable - related party                                                         145,000
                                                                                 ---------------

Total current liabilities                                                                958,654
                                                                                 ---------------
Commitments and contingencies

Stockholders' deficit
   Preferred stock, Series B, $.001 par value authorized 100,000,000 shares;
       829,755 shares issued and outstanding as of June 30, 2005                             830
   Common stock, $.001 par value authorized 100,000,000 shares;
       54,259,503 shares issued, issuable and outstanding as of June 30, 2005             54,259
   Additional paid in capital                                                         12,402,314
   Accumulated deficit                                                               (13,169,948)
                                                                                 ---------------

Total stockholders' deficit                                                             (712,545)
                                                                                 ---------------

                                                                                 $       246,109
                                                                                 ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended                      Six Months Ended
                                                                         June 30,                               June 30,
                                                                         --------                               --------
                                                                  2005               2004               2005               2004
                                                                  ----               ----               ----               ----
Revenues                                                      $     14,473       $     10,226       $     35,043       $     16,131
                                                              ------------       ------------       ------------       ------------
Operating expenses
   Exploration and production expenses                               5,104             40,269             10,820             42,440
   Depletion and amortization                                        6,012              7,856             12,747              7,856
   Impairment of oil and gas properties                                 --            207,965                 --            207,965
   General and administrative -related party                        36,000             18,500             36,000             41,000
   General and administrative                                      186,277            256,176            248,229            395,801
                                                              ------------       ------------       ------------       ------------

Total operating expenses                                           233,393            530,766            307,796            695,062
                                                              ------------       ------------       ------------       ------------

Loss from operations                                              (218,920)          (520,540)          (272,753)          (678,931)
                                                              ------------       ------------       ------------       ------------

Other (income) expense
   Interest income                                                      --               (628)                --             (1,628)
   Interest expense - related party                                  2,290                 --              4,069                 --
   Interest expense                                                    362            378,018                736            586,740
   Interest expense - Series A Preferred                                --                 --                 --             90,000
   Partnership investment loss                                          --             46,240                 --             67,758
                                                              ------------       ------------       ------------       ------------

Total other expenses, net                                            2,652            423,630              4,805            742,870
                                                              ------------       ------------       ------------       ------------

Loss from continuing operations                                   (221,572)          (944,170)          (277,558)        (1,421,801)

Loss from discontinued operations                                       --             (7,353)                --            (11,141)
Extraordinary gain on debt extinguishment                               --                 --                 --            316,499
                                                              ------------       ------------       ------------       ------------

Net loss                                                          (221,572)          (951,523)          (277,558)        (1,116,443)

Preferred dividend on series A preferred stock                          --                 --                 --          4,652,307
                                                              ------------       ------------       ------------       ------------
Net loss to common stockholders                               $   (221,572)      $   (951,523)      $   (277,558)      $ (5,768,750)
                                                              ============       ============       ============       ============

Basic and diluted loss per common share
   From continuing and discontinued
       operations                                             $      (0.00)      $      (0.02)      $      (0.01)      $      (0.04)
   From extraordinary items                                   $      (0.00)      $      (0.00)      $      (0.00)      $       0.01
   From net loss                                              $      (0.00)      $      (0.02)      $      (0.01)      $      (0.18)
Basic and diluted weighted average common
     Shares outstanding                                         53,797,965         49,355,239         52,535,746         32,320,729
                                                              ============       ============       ============       ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                              --------
                                                          2005         2004
                                                          ----         ----
Net cash used in continuing operating
   activities                                          $(312,799)   $(505,005)
                                                       ---------    ---------

Cash flows from investing activities
   Repayment from unrelated party                             --       50,000
   Loan to unrelated party                                (2,150)          --
   Loan to related party                                      --       (1,500)
   Purchase of limited partnership, net of cash               --     (167,949)
   Purchase of oil and gas interests                          --       (1,734)
   Purchase of mining interest                                --     (161,000)
                                                       ---------    ---------

Net cash used in continuing investing activities          (2,150)    (282,183)
                                                       ---------    ---------

Cash flows from financing activities
   Issuance of debt                                           --       41,000
   Issuance of debt - related party                       55,000           --
   Repayment of debt - related party                     (20,000)          --
   Issuance of common stock, net of offering costs       387,422      760,000
                                                       ---------    ---------

Net cash provided by continuing financing activities     422,422      801,000
                                                       ---------    ---------

Net cash provided by discontinued operations                  --          (49)

Net increase in cash and cash equivalents                107,473       13,763

Cash and cash equivalents, beginning of year              16,036       13,029
                                                       ---------    ---------

Cash and cash equivalents, end of period               $ 123,509    $  26,792
                                                       =========    =========

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

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                     June 30,
                                                            --------                     --------
                                                      2005           2004          2005           2004
                                                      ----           ----          ----           ----
Net loss, to common stockholders as reported      $  (221,572)   $  (951,523)   $  (277,558)   $(5,768,750)
Add: Stock-based employee compensation
     expense included in reported net income
     determined under APB No. 25, net of
     related tax effects                                   --            250             --            500
Deduct: Total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards, net
    of related tax effects                            (14,000)            --        (14,000)            --
                                                  -----------    -----------    -----------    -----------

Pro forma net income to common stockholders       $  (235,572)   $   951,273)   $  (291,558)   $(5,768,250)
                                                  -----------    -----------    -----------    -----------

Net loss per common share:
     Basic and diluted - as reported              $     (0.00)   $     (0.02)   $     (0.01)   $     (0.18)
     Basic and diluted - pro forma                $     (0.00)   $     (0.02)   $     (0.01)   $     (0.18)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported loss.

                               BPK RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred net losses to common stockholders of $277,558 for the six months ended June 30, 2005 and $17,822,254 for the period April 2, 1997 (date of inception) to June 30, 2005. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company will be required to raise additional capital in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in oil and gas prospects, complete other acquisitions and continue its operations through June 2006.

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

NOTE 4 - OIL AND GAS INTERESTS AND EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS AND LIMITED LIABILITY COMPANIES AND DISPOSITION

On July 20, 2004, the Company entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition") related through common ownership (the "Transaction"). Pursuant to the terms of the Agreement, the Company disposed of 100% of its ownership interests in CSR-Hackberry Partners, L.P. ("CSR-Hackberry"), BPK South Valentine, L.P. ("BPK SV"), PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC, in consideration for which BP Acquisition agreed to cause the Company to be released from its liabilities and obligations under the notes payable to Trident Growth Fund LP and Endeavour International, Inc (formally Continental Southern Resources, Inc).

The net results of operations for CSR-Hackberry and BPK SV have been classified as "discontinued operations" for the three and six months periods ended June 30, 2004. The revenues for these entities for the six months ended June 30, 2004 was $9,527. The revenue since inception was $230,724.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

During 2005, BPK borrowed an additional $55,000 from Montex and issued various 5.00% demand promissory notes. During June 2005, the Company repaid $20,000 of these notes for which a total outstanding principal balance of $125,000 remains as of June 30, 2005.

                               BPK RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS' DEFICIT

In March 2005, BPK commenced raising capital through a private offering of up to 22,500,000 shares of common stock, $.001 par value per share, and warrants to acquire up to 11,250,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.26 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment; for a period of three years from the date of issuance. During April 2005, BPK sold a total of 1,500,000 units for $390,000. In addition, the Company accrued $19,500 for finders fees related to this transaction and the fees were still unpaid as of June 30, 2005. The holders of the units have been granted piggyback registration rights on the next registration statement that the Company issues covering the stock and the stock underlying the warrants. This private offering was closed as June 30, 2005.

On June 21, 2005, the Company issued options to purchase 50,000 shares of the Company's common stock at $0.17 per share to each of its two new directors. The options have a term of five years and vest immediately.

NOTE 7 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). For the six months ending June 30, 2005 and 2004, the total number of potentially dilutive shares excluded from diluted net loss per common share were 5,949,775 and 15,512,441, respectively.

NOTE 8 - SUBSEQUENT EVENTS

On July 20, 2005, CSR Waha Partners, L.P. ("CSR Waha") (a 99% owned subsidiary) entered into an agreement with Patterson Petroleum, LP ("Patterson"), pursuant to which CSR Waha surrendered all interests in the Ligon State 22-1H, Ligon State 22-2, Ligon State 22-3, Ligon State 22-5 and the associated leasehold to Patterson through a special warranty deed and paid Patterson $20,000 in cash in exchange for Patterson releasing CSR Waha of all unpaid joint interest billings.

At June 30, 2005, the carrying value of the disposed oil and gas assets of CSR Waha amounted to approximately $59,000 and the carrying value of the disposed liabilities were approximately $265,000.

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

      Our ability to generate future revenues, operating cash flow and earnings will also be influenced by the exploration and development expenses we incur. Our exploration and development efforts are focused on discovering reserves on acreage already under lease. The investment associated with the development of a project depends principally upon the complexity of the geological formations involved, the depth of the well or wells, whether the well or project can be connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the water depth of the well or project. If we underestimate the amount of exploration and development costs necessary to exploit the oil or gas reserves of our prospects, we may incur substantially more exploration and development costs than planned, which may have a material adverse effect on our financial condition and results of operations.

Current Oil and Gas Projects

      We currently own an interest in one oil and gas project with an aggregate of 300 gross acres under lease. We recently disposed of all of our interest in 1,650 acres in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. See, "Part II Item 5 Other Information." A description of our oil and gas project is provided below.

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

Property Retirement Obligations

      We are required to make estimates of the future costs of the retirement obligations of producing oil and gas properties. This requirement necessitates that we make estimates of property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

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

Comparison of Three and Six Months Ended June 30, 2005 June 30, 2004

Revenues

      Revenues consist of our allocated portion of the proceeds generated by our various oil and gas projects from the sale of oil and gas. We generated $14,473 of revenue during the three months ended June 30, 2005 as compared to $10,226 during the three months ended June 30, 2004. The $4,247 difference in revenues was due primarily to the reclassification of revenues in connection with our disposition of certain oil and gas assets and limited partnership investments in the third quarter of 2004 which are reflected under discontinued operations.

      We generated $35,043 of revenue during the six months ended June 30, 2005 as compared to $16,131 during the six months ended June 30, 2004. The $18,912 difference in revenues was due primarily to reclassification of revenues in connection with the disposition of certain oil and gas assets and limited partnership investments in the third quarter of 2004 which are reflected under discontinued operations. We expect revenues to decrease in future periods as the result of the disposition of our interests in oil and gas wells and leaseholds in the Waha/Lockridge prospect in July 2005.

Exploration and Production Expenses

      Exploration and production expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, production expenses, and other exploration and development expenses related to our oil and gas projects. Exploration and production expenses were $5,104 during the three months ended June 30, 2005 as compared to $40,269 during the three months ended June 30, 2004. We incurred $6,012 in depletion and amortization expenses during the three months ended June 30, 2005 as compared to $7,856 and of such expenses during the three months ended June 30, 2004. The decreases in production expenses and depletion and amortization expenses were due to a decrease in the exploration activities in our Hackberry Prospect located in Jefferson County, Texas ("Hackberry Prospect"), in our Waha/Lockridge Prospect in Reeves County, Texas, and the disposition of certain oil and gas assets and limited partnership investments in the third quarter of 2004.

      Exploration and production expenses were $10,820 during the six months ended June 30, 2005 as compared to $42,440 during the six months ended June 30, 2004. We incurred $12,747 in depletion and amortization expenses during the six months ended June 30, 2005 as compared to $7,856 of such expenses during the six months ended June 30, 2004. The decreases in production expenses and depletion and amortization expenses were due to a decrease in the exploration activities in our Hackberry Prospect, Waha/Lockridge prospect, and the disposition of certain oil and gas assets and limited partnership investments in the third quarter of 2004. We expect our exploration and production costs to decrease in future periods as a result of the disposition of our interests in oil and gas wells and leaseholds in the Waha/Lockridge prospect in July 2005.

Impaired Properties Expense

      We did not have any impaired properties expense during the three and six months ended June 30, 2005, respectively, as compared to $207,965 in impaired properties expense during the corresponding periods in 2004. In 2004, we impaired the value of our interests in the Waha/Lockridge prospect.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses, including those from related parties, were $222,277 during the three months ended June 30, 2005 as compared to $274,676 during the three months ended June 30, 2004. The $52,399 decrease during the three months ended June 30, 2005 was primarily due to a decrease in professional fees related to our year end accounting.

      General and administrative expenses, including those from related parties, were $284,229 during the six months ended June 30, 2005 as compared to $436,801 during the six months ended June 30, 2004. The $152,572 decrease during the six months ended June 30, 2005 was primarily due to a decrease in professional fees related to our year end accounting and to a general reduction in operations in 2005 as compared to 2004. We expect general and administrative expenses to remain at current levels during the remainder of 2005.

Interest Expense

      Interest expense consists of certain non-cash charges and interest accrued on our various debt obligations. Interest expenses, including interest expenses to related parties, decreased $375,366 to $2,652 for the three months ended June 30, 2005 from $378,018 for the three months ended June 30, 2004. The decrease in interest expense was primarily due to amortizing the remaining debt discounts in 2004 and being released from substantially all of our related debt obligations in connection with the disposition of certain oil and gas assets and limited partnership investments in 2004.

      Interest expenses, including interest expenses to related parties, decreased $581,935 to $4,805 for the six months ended June 30, 2005 from $586,740 for the six months ended June 30, 2004. The decrease in interest expense was primarily due to amortizing the remaining debt discounts in 2004 and being released from substantially all of our related debt obligations in connection with the disposition of certain oil and gas assets and limited partnership investments in the third quarter of 2004.

Liquidity and Capital Resources

      Net cash used in operating activities during the six months ended June 30, 2005 was $312,799 compared to $505,005 during the six months ended June 30, 2004. The primary use of cash in operating activities was to fund the net loss.

      Net cash used in investing activities for the six months ended June 30, 2005 was $2,150 compared to $282,183 for the six months ended June 30, 2004. Our use of cash in investing activities decreased primarily because we focused on developing the oil and gas and mining interests we previously purchased and did not acquire any new oil and gas assets or make additional investments in partnerships or other joint ventures during 2005.

      Net cash provided by financing activities during the six months ended June 30, 2005 was $422,422 compared to $801,000 during the six months ended June 30, 2004 and consisted primarily of the issuance of common stock and warrants.

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

      On March 21, 2005, we commenced a private offering of up to $975,000 of units comprised of shares of our common stock and warrants to acquire shares of common stock. Each unit is comprised of two shares of our common stock and one warrant. The units are being sold at a purchase price of $.26 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance. During April 2005 we sold 1,500,000 units in the offering for aggregate gross proceeds of approximately $390,000.

      The foregoing constitutes our principal sources of financing during the past 12 months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

      We will need approximately $1,000,000 to execute our business plan, satisfy capital calls, and pay drilling and production costs on our various interests in oil and gas prospects during the next twelve months. Of this amount, we will need approximately $20,000 for capital calls and production costs with respect to our oil and gas projects, approximately $200,000 to repay our outstanding term indebtedness, and approximately $500,000 for general corporate expenses. In the event that we locate additional prospects for acquisition, experience cost overruns at our current prospects or fail to generate projected revenues, we will need funds in excess of the forgoing amounts during the next 12 months. In addition, if any of the other owners of leasehold interests in any of the projects in which we participate, or any of the limited partners or membership interest holders in the limited partnerships or limited liability companies in which we invest, respectively, fails to pay their equitable portion of development costs or capital calls, we may need to pay additional funds to protect our ownership interests.

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

Off-Balance Sheet Arrangements

      As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


Item 3.     Controls and Procedures.

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer, who serves as our principal financial officer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

      On March 21, 2005, we commenced a private offering of up to $975,000 of units comprised of shares of our common stock and warrants to acquire shares of common stock. Each unit was comprised of two shares of our common stock and one warrant. The units were sold at a purchase price of $.26 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance. During April 2005, we sold 1,500,000 units in the offering for aggregate gross proceeds of $390,000. The offering was made to one accredited investors in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person. We paid a finder's fee of $19,500 in connection with the issuance.

Item 5. Other Information.

Disposition of Assets

      On July 20,  2005,  CSR-Waha  entered  into an  agreement  with  Patterson
Petroleum, LP ("Patterson Petroleum") pursuant to which it surrendered substantially all of its interests in the Waha/Lockbridge oil and gas prospect to an affiliate of Patterson Petroleum and a $20,000 cash payment in exchange for being released from all unpaid joint interest billings owed to Patterson Petroleum in connection with the prospect in the amount of $324,437. The interests transferred consisted of CSR-Waha's interest in the four wells drilled in the prospect and the associated leasehold interests. Other than the foregoing transaction and Patterson Petroleum serving as the operator of the Waha/Lockbridge oil and gas prospect, there is no material relationship between the Company and Patterson Petroleum, between any officer, director or affiliate of the Company and Patterson Petroleum, or between any associate of any director or officer of the Company and Patterson Petroleum.

Item 6. Exhibits

Exhibit No.                         Exhibit                     Method of Filing
--------------------------------------------------------------------------------
    10.1                 Assignment, Bill of Sale and            Filed herewith
                         Conveyance dated July 20,
                         2005 by and between CSR-Waha
                         Partners, LP and TMBR/Sharp
                         Drilling LLC

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


                                        BPK RESOURCES, INC.

Date: August 15, 2005                   /s/ Christopher Giordano
                                        --------------------------------------
                                        Christopher Giordano
                                        Chief Executive Officer, Secretary and
                                        Treasurer

                                  EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------

     10.1 Assignment, Bill of Sale and Conveyance dated July 20, 2005 by and between CSR-Waha Partners, LP and TMBR/Sharp Drilling LLC

     31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certificate of Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended