Form 10KSB/A
period 2004-12-31
BPK RESOURCES INC
filed 2005-09-14
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-KSB/A

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004


|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from _________ to __________.

                          Commission File Number: 27339

                               BPK RESOURCES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                88-0426887
--------------------------------       -----------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

    264 Union Boulevard, First Floor
           Totowa, New Jersey                              07512
----------------------------------------                  ----------
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

         Transitional Small Business Disclosure Format (check one):

         Yes |_| No |X|

                                EXPLANATORY NOTE

         BPK Resources, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC") on May 16, 2005 (the "Original Report") to amend Item 8A. Controls and Procedures to clarify (i) the conclusions reached by our Chief Executive Officer and Treasurer on the effectiveness of our disclosure controls and procedures; and
(ii) the changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         This Amendment does not reflect events that have occurred after May 16, 2005, the date the Original Report was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Report, except as described in the immediately preceding paragraph. Information with respect to any such events has been or will be set forth as appropriate, in our filings with the SEC subsequent to May 16, 2005. The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Report, is not amended hereby, but is included for the convenience of the reader.

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

Fiscal Year Ended December 31, 2004           High                Low
- -----------------------------------           ----                ---

         Quarter ended December 31            $.12               $.07
         Quarter ended September 30            .20                .09
         Quarter ended June 30                 .24                .11
         Quarter ended March 31                .35                .17

Fiscal Year Ended December 31, 2003           High                Low
- -----------------------------------           ----                ---

         Quarter ended December 31            $.31               $.16
         Quarter ended September 30            .46                .23
         Quarter ended June 30                 .68                .33
         Quarter ended March 31                .80                .56

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

ITEM 8A. CONTROLS AND PROCEDURES

            An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Treasurer, who serves as our principal financial officer. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our Chief Executive Officer and Treasurer concluded that our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. In connection with the forgoing evaluation that occurred during our most recent fiscal quarter, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we recently changed our independent registered public accounting firm and made adjustments to our internal accounting processes to better ensure that reports that we file or submit under the Exchange Act are filed or submitted within the time periods specified in the Securities and Exchange Commission rules and forms.

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

                                                  Summary Compensation Table

                                                                          Restricted  Securities              All Other
Name and                      Fiscal                       Other Annual   Stock      Underlying   LTIP         Compen-
Principal Position             Year  Salary($) Bonus($)  Compensation($)  Awards(#)   Options(#)  Payouts($)  sation($)
- ------------------             ----  --------- --------  ---------------  ---------   ----------  ----------  ---------
Christopher H. Giordano (1)   2004    12,500       -0-          -0-            -0-     500,000         -0-        -0-
Chief Executive Officer,
Treasurer and Secretary

Cecile T. DiBona (2)          2004       -0-       -0-          -0-            -0-         -0-         -0-        -0-
Former Chief Executive Officer,
Treasurer and Secretary

John B. Connally, III (3)     2004    16,000       -0-          -0-            -0-         -0-         -0-        -0-
Former Chief Executive        2003    48,000       -0-          -0-            -0-         -0-         -0-        -0-
Officer, Treasurer and        2002    26,000       -0-          -0-            -0-         -0-         -0-        -0-
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

                                                       Percent of Total
                            Number of Securities      Options Granted to
                                 Underlying              Employees in       Exercise Price    Expiration
Name                        Options Granted (#)          Fiscal Year         ($ / Share)         Date
- ----                        -------------------          -----------         -----------         ----
Christopher H. Giordano            500,000 (1)                   100%              $ .13     11/18/2009
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


                                                   Amount and Nature
                                                     of Beneficial              Percentage
Name and Address of Beneficial Owner                 Ownership (1)            of Class (1)
- ------------------------------------                 -------------            ------------
Christopher H. Giordano                               500,000 (2)                     1.0%
264 Union Boulevard, First Floor
Totowa, New Jersey 07512

BP Investments Group, LLC                              27,692,305                    51.0%
111 Presidential Boulevard, Suite 158A
Bala Cynwyd, Pennsylvania 19004

Montex Exploration, Inc.                                5,000,000                     9.2%
43 Addison Road
London, United Kingdom W14 8JH

Millennium International Pension Scheme "JS"        4,500,000 (3)                     8.0%
P.O. Box 100
Sydney Van House
Admiral Park
St. Peter Port Guernsey
United Kingdom GY

All officers and directors as a group (1 person)          500,000                     1.0%

- ---------------------

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

         10.9 Mutual Termination and Release, dated December 31, 2004, by and between the Company and Bell Coast Capital
                  Corp.(incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)


         14.1 Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

         21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

         31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

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

                                       BPK RESOURCES, INC.


Date:  September 14, 2005              /s/ Christopher H. Giordano
                                       -------------------------------------
                                       Christopher H. Giordano
                                       Chief Executive Officer and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                    Title                                 Date
---------                    -----                                 ----

/s/ Christopher H. Giordano  Chief Executive Officer,         September 14, 2005
---------------------------- Treasurer and Director
Christopher H. Giordano      (Principal Executive
Christopher H. Giordano      Officer and Principal Financial
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

The Company accrued $128,219 of dividends during 2003.

Stock Warrants

BPK had the following outstanding common stock warrants to purchase its securities at December 31:

                                                 2004                                       2003
                                ---------------------------------------    ----------------------------------------

                                     Number of          Exercise Price          Number of           Exercise Price
Description of Series             Warrants issued          Per Share         Warrants issued          Per Share
- ----------------------------    -------------------    ----------------    -------------------    -----------------
Expire April 2004                             --            $   0.13                310,000             $   1.25
Expire February 2007                     650,000            $   0.30                     --                   --
Expire February 2007                     150,000            $   0.55                     --                   --
Expire July 2007                       1,250,000            $   0.30                     --                   --
Expire July 2008                         120,000            $   0.13                120,000             $   0.38
Expire July 2014                         400,000            $   0.13                     --
Expire April 2012                        425,000            $   0.13                425,000             $   0.38
Expire November 2005                          --            $     --                702,666             $   0.60
                                -------------------                        -------------------

Common Stock                           2,995,000                                  1,557,666
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

                                                             2004                                     2003
                                            -------------------------------------    --------------------------------------
                                                Number of        Weighted-Average        Number of         Weighted-Average
                                                 Shares           Exercise Price           Shares           Exercise Price
                                            ----------------    ----------------     -----------------    -----------------
          Balance at beginning of year           725,000           $   0.64                200,000             $   0.58

          Granted                                500,000               0.13                825,000                 0.64

          Expired                               (700,000)              0.65               (300,000)                0.59
                                                 -------           --------                -------             --------

          Balance at end of year                 525,000           $   0.14                725,000             $   0.64
                                                 =======           ========                =======             ========


The weighted average grant-date fair value of options granted during 2004 and 2003 was $0.04 per share and $0.02 per share, respectively.

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
                        Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise            at December 31,           Remaining          Exercise          December 31,         Exercise
      Price                    2004              Contract Life          Price               2004               Price
- -------------------    ---------------------     ---------------    --------------    ------------------    ------------
$     0.40                     25,000                 0.50              $  0.40              25,000            $ 0.40
$     0.13                    500,000                 4.85              $  0.13             500,000            $ 0.13


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