Form 10QSB
period 2005-09-30
BPK RESOURCES INC
filed 2005-11-15
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2005
                                               ------------------

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to __________

                          Commission file number: 27339
                                                  -----

                               BPK RESOURCES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                              88-0426887
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                        264 Union Boulevard, First Floor
                            Totowa, New Jersey 07512
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 956-8400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 54,259,503 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of November 11, 2005.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                               BPK RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I.

Item 1.   Financial Statements                                                 2
          Condensed Consolidated Balance Sheet (unaudited)                     3
          Condensed Consolidated Statements of Operations - (unaudited)        4
          Condensed Consolidated Statements of Cash Flows - (unaudited)        5
          Notes to Condensed Consolidated Financial Statements                 6
Item 2.  Management's Discussion and Analysis                                 10
Item 3.  Controls and Procedures                                              17

PART II.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 5.  Other Information                                                    18
Item 6.  Exhibits                                                             18

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               BPK RESOURCES, INC.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                                September 30,
                                                                                     2005
                                                                                -------------
Current assets
   Cash and cash equivalents                                                     $     29,354
   Accounts receivable                                                                 32,803
   Notes and interest receivable                                                      172,456
   Prepaid expenses                                                                     2,926
                                                                                 ------------
Total current assets                                                                  237,539

Developed oil and gas interests, net of accumulated depletion and impairment
  allowance of $346,335, using successful efforts                                       3,665
                                                                                 ------------

                                                                                 $    241,204
                                                                                 ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                         $    462,125
   Accounts payable and accrued expenses - related party                              147,749
   Notes Payable                                                                       58,179
   Notes payable - related party                                                      245,000
                                                                                 ------------
Total current liabilities                                                             913,053
                                                                                 ------------

Commitments and contingencies

Stockholders' deficit
    Preferred stock, Series B, $.001 par value authorized 100,000,000 shares;
       829,755 shares issued and outstanding as of September 30, 2005                     830
   Common stock, $.001 par value authorized 100,000,000 shares;
       54,259,503 shares issued, issuable and outstanding as of September 30,
       2005                                                                            54,259
   Additional paid in capital                                                      12,402,314
   Accumulated deficit                                                            (13,129,252)
                                                                                 ------------
Total stockholders' deficit                                                          (671,849)
                                                                                 ------------

                                                                                 $    241,204
                                                                                 ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                  -----------------------------     -----------------------------
                                                      2005             2004             2005             2004
                                                  ------------     ------------     ------------     ------------
Revenues                                          $      1,511     $      7,112     $     11,488     $     13,463
                                                  ------------     ------------     ------------     ------------

Operating expenses
   Production expenses                                     994          (30,983)           3,755            6,479
   Mining exploration expense                               --           77,000               --           77,000
   Depletion and amortization                              430           (1,786)           3,921            6,070
   Impaired properties                                      --            4,760               --               --
   General and administrative -related party            18,000           18,000           54,000           59,000
   General and administrative                          120,679          185,948          368,756          581,255
                                                  ------------     ------------     ------------     ------------

Total operating expenses                               140,103          252,939          430,432          729,804
                                                  ------------     ------------     ------------     ------------

Loss from operations                                  (138,592)        (245,827)        (418,944)        (716,341)
                                                  ------------     ------------     ------------     ------------

Other (income) expense
   Interest income                                        (866)             (37)            (866)          (1,665)
   Interest expense - related party                      2,291               --            6,360               --
   Interest expense                                        383           96,893            1,119          683,633
   Interest expense - Series A Preferred                    --               --               --           90,000
   Partnership investment loss                              --               --               --           67,758
                                                  ------------     ------------     ------------     ------------

Total other expenses, net                                1,808           96,856            6,613          839,726
                                                  ------------     ------------     ------------     ------------

Loss from continuing operations                       (140,400)        (342,683)        (425,557)      (1,556,067)

Income (loss) from discontinued operations,
     net of tax benefit                                181,095           (7,975)         188,695         (227,533)
Extraordinary gain on debt extinguishment                   --               --               --          316,499
                                                  ------------     ------------     ------------     ------------

Net income (loss)                                       40,695         (350,658)        (236,862)      (1,467,101)

Preferred dividend on series A preferred stock              --               --               --        4,652,307
                                                  ------------     ------------     ------------     ------------

Net loss to common stockholders                   $     40,695     $   (350,658)    $   (236,862)    $ (6,119,408)
                                                  ============     ============     ============     ============

Basic and diluted loss per common share
     From continuing and discontinued
         operations                               $      (0.00)    $      (0.01)    $      (0.01)    $      (0.05)
     From extraordinary items                     $      (0.00)    $      (0.00)    $      (0.00)    $       0.01
     From net loss                                $      (0.00)    $      (0.01)    $      (0.01)    $      (0.16)
Basic weighted average common
     Shares outstanding                             54,259,503       51,259,503       53,116,646       38,808,956
                                                  ============     ============     ============     ============
Diluted weighted average common
     Shares outstanding                             55,704,503       51,259,503       53,116,646       38,808,956
                                                  ============     ============     ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                        ---------     ---------
                                                          2005          2004
                                                        ---------     ---------

Net cash used in continuing operating activities        $(356,954)    $(567,712)
                                                        ---------     ---------

Cash flows from investing activities
    Repayment from unrelated party                             --        50,000
    Loan to unrelated party                              (152,150)       (2,500)
    Loan to related party                                      --            --
    Purchase of limited partnership, net of cash               --      (167,949)
    Purchase of oil and gas interests                          --        (1,934)
    Purchase of mining interest                                --       (84,000)
                                                        ---------     ---------

Net cash used in continuing investing activities         (152,150)     (206,383)
                                                        ---------     ---------

Cash flows from financing activities
    Issuance of debt                                           --        44,000
    Proceeds from notes payable - related party           155,000            --
    Payment on note payable - related party               (20,000)           --
    Issuance of common stock, net of offering costs       387,422       760,000
                                                        ---------     ---------

Net cash provided by continuing financing activities      522,422       804,000
                                                        ---------     ---------

Net cash provided (used) by discontinued operations            --         7,143

Net increase in cash and cash equivalents                  13,318        37,048

Cash and cash equivalents, beginning of year               16,036        15,832
                                                        ---------     ---------

Cash and cash equivalents, end of period                $  29,354     $  52,880
                                                        =========     =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BPK RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by BPK Resources, Inc. ("BPK"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except the disposition of a working interest as described in Note 5 and the related debt extinguishment. Although BPK believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in BPK's 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

BPK follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, BPK continues to utilize Accounting Principles Board ("APB") No. 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months and nine months ended September 30, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, BPK's net loss to common shareholders and net loss per share would have been as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                         --------------------------     ---------------------------
                                                            2005           2004            2005            2004
                                                         -----------    -----------     -----------     -----------
Net income (loss), to common stockholders as reported    $    40,695    $  (350,658)    $  (236,862)    $(6,119,408)
Add:  Stock-based employee compensation
     expense included in reported net income
     determined under APB No. 25, net of
     related tax effects                                          --          1,137              --           1,637
Deduct:  Total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards, net
    of related tax effects                                        --             --         (14,000)             --
                                                         -----------    -----------     -----------     -----------

Pro forma net income to common stockholders              $    40,695    $  (349,521)    $  (250,862)    $(6,117,771)
                                                         -----------    -----------     -----------     -----------

Net loss per common share:
     Basic and diluted - as reported                     $     (0.00)   $     (0.01)    $     (0.01)    $     (0.16)
     Basic and diluted - pro forma                       $     (0.00)   $     (0.01)    $     (0.01)    $     (0.16)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported loss.

                               BPK RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred net losses to common stockholders of $236,862 for the nine months ended September 30, 2005 and $17,781,559 from inception to September 30, 2005. Consequently, the aforementioned items raise substantial doubt about the Company's ability to continue as a going concern.

The Company will be required to raise additional capital in order to have the funds necessary to meet its working capital requirements, and cash calls related to various interest in oil and gas prospects, complete other acquisitions and continue its operations through September 2006.

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

NOTE 4 - NOTES RECEIVABLE

During September 2005, the Company had loaned Bright Brains, Inc., an unrelated party, a total of $150,000. The unsecured loans bear interest at 10% per annum. The Company recorded interest receivable of $866 on these loans. Both amounts remained outstanding as of September 30, 2005.

Subsequent to September 30, 2005 the Company made additional advances to Bright Brains, Inc. (see Note 9). The Company is in discussion with Bright Brains, Inc. about a possible acquisition. The completion of an acquisition of this nature is dependent on the satisfaction of a number of material conditions including, but not limited to, satisfactory completion of a letter of intent, due diligence, obtaining any necessary financing, approval by the shareholders of Bright Brains Inc., obtaining third party and regulatory consents, and completion of audited financial statements for Bright Brains, Inc. Accordingly, there can be no assurance that the forgoing acquisition will be completed on terms acceptable to the Company, if at all. As of November 15, 2005 no definitive agreement has been executed.

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

The net results of operations for CSR-Hackberry and BPK SV have been classified as "discontinued operations" for the three and nine months periods ended September 30, 2004. The revenues for these entities for the nine months ended September 30, 2004 was $9,527. The revenue since inception was $230,724.

On July 20, 2005, CSR Waha Partners, L.P. ("CSR Waha") (a 99% owned subsidiary) entered into an agreement with Patterson Petroleum, LP ("Patterson"), pursuant to which CSR Waha surrendered all interests in the Ligon State 22-1H, Ligon State 22-2, Ligon State 22-3, Ligon State 22-5 and the associated leasehold to Patterson through a special warranty deed and paid Patterson $20,000 in cash in exchange for Patterson releasing CSR Waha of all unpaid joint interest billings in the amount of approximately $265,000. The Company recorded a gain on disposition of approximately $181,000.

The net results of operations for CSR-Waha have been classified as "discontinued operations" for the three and nine months periods ended September 30, 2005 and 2004. The revenues for the three and nine months ended September 30, 2005 and 2004 was $0, $25,065, $765 and $10,545, respectively.

                               BPK RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - NOTES PAYABLE - RELATED PARTY

During 2005, BPK borrowed an additional $155,000 from Montex, a shareholder of the Company, and issued various 5.00% and 5.25% demand promissory notes. During June 2005, the Company repaid $20,000 of these notes for which a total outstanding principal balance of $225,000 remains as of September 30, 2005.

NOTE 7 - STOCKHOLDERS' DEFICIT

In March 2005, BPK commenced raising capital through a private offering of up to 22,500,000 shares of common stock, $.001 par value per share, and warrants to acquire up to 11,250,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.26 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment; for a period of three years from the date of issuance. During April 2005, BPK sold a total of 1,500,000 units for $390,000. In addition, the Company accrued $19,500 for finders fees related to this transaction and the fees were still unpaid as of September 30, 2005. The holders of the units have been granted piggyback registration rights, on the next registration statement that the Company files, covering the stock and the stock underlying the warrants. This private offering was closed as June 30, 2005.

On June 21, 2005, the Company issued options to purchase 50,000 shares of the Company's common stock at $0.17 per share to each of its two new directors. The options have a term of five years and vest immediately.

NOTE 8 - NET LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are excluded if their effect would be antidilutive (i.e., reduce the net loss per share). For the nine months ending September 30, 2005 and 2004, the total number of potentially dilutive shares excluded from diluted net loss per common share were 5,924,775 and 5,052,441, respectively. For the three months ended September 30, 2005, 1,445,000 options and warrants were included in diluted shares outstanding.

NOTE 9 - SUBSEQUENT EVENTS

On October 14, 2005, the Company borrowed an additional $60,000 from Montex, a related party, and issued a 10% demand promissory note.

On October 14, 2005, the Company loaned an additional $60,000 to Bright Brains, Inc. The unsecured loan is payable upon demand and bears interest at 10% per annum.

On October 28, 2005, the Company entered into a 10%, $500,000 demand promissory note with the principal of Montex, a related party. As an inducement to make the loan, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $0.13. The warrants have a life of three years.

On November 2, 2005, the Company loaned an additional $465,000 to Bright Brains, Inc. The unsecured loan is payable upon demand and bears interest at 10% per annum.

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

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to our ability to secure the necessary level of financing to continue operations and fund applicable transaction costs, our ability to identify an operating company to acquire, our ability to complete a thorough due diligence review of an operating company and negotiate terms acceptable to us, our assumption that the post closing level of operations of any business we acquire will be consistent with its level of historic operations, and our ability to attract and retain additional management personnel, consultants and advisors to assist us in executing our business plan and other factors disclosed in our Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.........

      Item 2. Management's Discussion and Analysis.

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

Overview

      During the past three years, we have been primarily in the business of acquiring, exploring and developing natural gas and oil properties. Over the past eighteen months, we have divested substantially all of our oil and gas interests and currently maintain an approximate 4.5% working interest in the Hackberry prospect located in Jefferson County, Texas.

      Having been unable to raise the capital necessary to execute our business plan to acquire and develop working interests our oil and gas exploration and development projects, we have exited this business and discontinued these operations. At this time, we have nominal operations and assets and are, therefore, considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended. In that regard, we are actively seeking to complete a business combination with an operating company.

During the three-month period ended September 30, 2005, we have engaged in discussions with Bright Brains, Inc., a Texas corporation based in Houston, Texas ("Bright Brains"), regarding a potential acquisition. We have also loaned $675,000 to Bright Brains pursuant to various 10% notes which are payable on demand. Bright Brains is a provider of Web-based environmental health and safety, human resources, construction, transportation, and custom training courses to help companies comply with OSHA, EPA, and DOT regulations applicable to their business. Bright Brains is an early stage company that develops and distributes training courses on line to employers subject to the forgoing regulations. As of the date of this report, no definitive agreement has been executed. The completion of an acquisition of this nature is dependent on the satisfaction of a number of material conditions including, but not limited to, satisfactory completion of due diligence, obtaining any necessary financing, approval by the shareholders of Bright Brains, obtaining third party and regulatory consents, and completion of audited financial statements for Bright Brains. Accordingly, there can be no assurance that the forgoing acquisition will be completed on terms acceptable to us, if at all.

      We have limited cash resources, have current liabilities that substantially exceed our current assets, and have incurred substantial losses since inception. We will need to raise funds during the next twelve months to support operations. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2004 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund operations and our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurances.

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

Comparison of Three and Nine Months Ended September 30, 2005 September 30, 2004

Revenues

      We generated $1,511 and $11,488 of revenue during the three and nine months ended September 30, 2005, respectively, as compared to $7,112 and $13,463 during the corresponding periods in 2004. The revenue consisted of oil and gas sales from our direct working interest in the Hackberry Project wells. Unless and until we acquire an operating company, we do not expect to generate any material revenue in future periods.

Production Expenses

      Production expenses were $994 and $3,755 during the three and nine months ended September 30, 2005, respectively, as compared to $(30,983) and $6,479 during the corresponding periods in 2004. The forgoing expenses related to our direct working interest in the our direct working interest in the Hackberry Project and we do not expect to incur significant production expenses in future periods.

Depletion and Amortization Expenses

      Depletion and amortization expenses were $430 and $3,921 during the three and nine months ended September 30, 2005, respectively, as compared to $(1,786) and $6,070 during the corresponding periods in 2004. The forgoing expenses relate to the Hooks #1 well and we do not expect to incur significant depletion and amortization expenses in future periods.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses, including those paid to related parties, were $138,679 during the three months ended September 30, 2005 as compared to $203,948 during the three months ended September 30, 2004. The $65,269 decrease during the three months ended September 30, 2005 was primarily due to a decrease in professional fees and to a general reduction in operations in 2005 as compared to 2004.

      General and administrative expenses, including those from related parties, were $422,756 during the nine months ended September 30, 2005 as compared to $640,255 during the nine months ended September 30, 2004. The $217,499 decrease during the nine months ended September 30, 2005 was primarily due to a decrease in professional fees related to our year end accounting and to a general reduction in operations in 2005 as compared to 2004. We expect general and administrative expenses to decrease during the fourth quarter of 2005 and if we complete an acquisition, to increase substantially in future periods.

Interest Expense

      Interest expense consists of certain charges and interest accrued on our various debt obligations. Interest expenses, including interest expenses to related parties, was $2,674 during the three months ended September 30, 2005 as compared to $96,893 for the three months ended September 30, 2004. The decrease in interest expense was primarily due to amortizing the remaining debt discounts in 2004 and being released from substantially all of our related debt obligations in connection with the disposition of certain oil and gas assets and limited partnership investments in 2004.

      Interest expenses, including interest expenses to related parties, was $7,479 during the nine months ended September 30, 2005 as compared to $773,633 for the nine months ended September 30, 2004. The decrease in interest expense was primarily due to amortizing the remaining debt discounts in 2004 and being released from substantially all of our related debt obligations in connection with the disposition of certain oil and gas assets and limited partnership investments in the third quarter of 2004.

Liquidity and Capital Resources

      Net cash used in operating activities during the nine months ended September 30, 2005 was $356,954 compared to $567,712 during the nine months ended September 30, 2004. The primary use of cash in operating activities was to fund the net loss.

      Net cash used in investing activities for the nine months ended September 30, 2005 was $152,500 as compared to $206,383 for the nine months ended September 30, 2004. The primary use of cash for investment activities during the nine months ended September 30, 2005 consisted primarily of advances to Bright Brains and during the nine months ended September 30, 2004 consisted primarily of investments in oil and gas limited partnerships.

      Net cash provided by financing activities during the nine months ended September 30, 2005 was $522,422 compared to $804,000 during the nine months ended September 30, 2004 and consisted of the issuance of $387,422 of common stock and warrants and $155,000 of proceeds from a loan from one of our shareholders.

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

      Between December 2004 and October 2005, we have received loans from a principal shareholder in the aggregate amount principal amount of $315,000, of which $285,000 remain outstanding. The loans are payable on demand and accrue interest at rates of 5%, 5.25% and 10% per annum.

      On October 28, 2005, we have received a loan from an affiliate of a principal shareholder in the amount of $500,000. The loan is payable on demand and accrues interest at the rate of 10% per annum.

      The foregoing constitutes our principal sources of financing during the past 12 months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. As of the date of this report, we have cash resources of approximately $22,000.

      We will need approximately $1,300,000 to execute our business plan and satisfy outstanding obligations during the next twelve months. Of this amount, we will need approximately $800,000 to repay outstanding indebtedness all of which is due on demand, and approximately $500,000 for general corporate expenses. In the event that we acquire an operating company, we will need substantially more capital during the next 12 months. Based on our available cash resources, we will not have sufficient funds to continue to operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to delay, scale back or eliminate some or all of our activities in connection with identifying an acquisition target and in the extreme case, liquidate our assets.

Off-Balance Sheet Arrangements

      As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Controls and Procedures.

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer, who serves as our principal financial officer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our Chief Executive Officer and Treasurer concluded that, in light of the fact that we have had to file for extensions of the due date for a number of the periodic reports we are required to file with the Securities and Exchange Commission, our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On November 2, 2005, we issued warrants top purchase 300,000 shares of our common stock to K. David Stevenson in connection with a $5o0,000 loan he made to us. The warrants are exercisable immediately into one share of common stock at an exercise price of $.13 per share and expire three years after the date of issuance. The offering was made to one accredited investors in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

Item 5. Other Information.

Entry Into Material Definitive Agreement; Creation of A Direct Financial Obligation

      1. Pursuant to promissory notes dated December 1, 2004, December 9, 2004, December 31, 2004, January 6, 2005, March 15, 2005, June 22, 2005, and September 15, 2005, we borrowed an aggregate of $315,000 from Montex Exploration, Inc., which was a principal shareholder of the Company until October 25, 2005 ("Montex"). As of the date of this report, we owe $285,000 to Montex. The forgoing loans were made pursuant to various demand promissory notes. Notes in the principal amount of $155,000 accrue interest at the rate of 5.0% per annum, a note in the principal amount of $100,000 accrues interest at the rate of 10% per annum, and a note in the principal amount of $60,000 accrues interest at the rate of 5.25% per annum. The proceeds have been used for general working capital purposes, including to fund loans made to a company we have identified as an acquisition target.

      2. On October 28, 2005, we borrowed $500,000 from K. David Stevenson, an affiliate of Montex which was a principal shareholder of the Company until October 25, 2005, pursuant to the terms of a demand promissory note which accrues interest at the rate of 10% per annum. In connection with the loan we issued a warrant to the lender to purchase 300,000 shares of our common stock at an exercise price of $.13 per share. The proceeds have been used for general working capital purposes, including $465,000 to fund a loan made to a company we have identified as an acquisition target.

      3. Pursuant to promissory notes dated September 1, September 15, October 14 and November 2, 2005, we have loaned Bright Brains, Inc. an aggregate of $675,000. The forgoing loans were made pursuant to various demand promissory notes that accrue interest at the rate of 10% per annum. We have identified Bright Brains, Inc, as an acquisition target and have been in discussions with them regarding a potential acquisition.

Item 6. Exhibits

    Exhibit No.                        Exhibit                  Method of Filing
--------------------------------------------------------------------------------
       10.1          Form of Demand Promissory Note issued to    Filed herewith
                     Montex Exploration, Inc.

       10.2          Demand Promissory Note dated October 28,    Filed herewith
                     2005 issued to K.
                     David Stevenson

       10.3          Form of Demand Promissory Note of Bright    Filed herewith
                     Brains, Inc. payable to the Company

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


                                              BPK RESOURCES, INC.

Date: November 15, 2005                       /s/ Christopher Giordano
                                              ----------------------------------
                                              Christopher Giordano
                                              Chief Executive Officer, Secretary
                                              and Treasurer

                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------

    10.1                   Form of Demand Promissory Note issued to Montex
                           Exploration, Inc.

    10.2 Demand Promissory Note dated October 28, 2005 issued to K. David Stevenson

    10.3 Form of Demand Promissory Note of Bright Brains, Inc. payable to the Company

    31.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certificate of CEO and Treasurer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended