Form 10KSB
period 2005-12-31
BPK RESOURCES INC
filed 2006-04-17
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   --------------

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2005
                                             ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _________ to _________.

            Commission File Number: 27339
                                    ---------------

                               BPK RESOURCES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                 88-0426887
---------------------------------------    -------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

    264 Union Boulevard, First Floor
           Totowa, New Jersey                               07512
---------------------------------------    -------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (973) 956-8400
                 ---------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Exchange on which Registered
      -------------------             ------------------------------------
              None                                    None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  [X]   No  [ ]

      State issuer's revenues for its most recent fiscal year:  $12,298.

      The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on April 12, 2006, was $ 4,172,111.

      As of April 12, 2006, 54,759,503 shares of the registrant's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):

      Yes [ ]   No [X]

                               BPK RESOURCES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004



                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Description of Business .......................................... 1
Item 2.     Description of Property .......................................... 7
Item 3.     Legal Proceedings ................................................ 7

                                   PART II

Item 5.     Market for Common Equity, Related Stockholder
            Matters and Small Business Issuer Purchases of
            Equity Securities ................................................ 7

Item 6.     Management's Discussion and Analysis ............................. 8

Item 7.     Financial Statements .............................................17

Item 8.     Changes in And Disagreements With Accountants
            on Accounting and Financial Disclosure ...........................17

Item 8A.    Controls and Procedures ..........................................17

Item 8B.    Other Information ................................................17

                                   PART III

Item 9.     Directors Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act ..............................................19

Item 10.    Executive Compensation ...........................................21

Item 11.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ...................24

Item 12.    Certain Relationships and Related Transactions ...................29

Item 13.    Exhibits .........................................................31

Item 14.    Principal Accountant Fees and Services ...........................36

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

      Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete the acquisition of such a company, changes in the securities or capital markets and other factors disclosed under "Risk Factors" and "Item 6. Management's Discussion and Analysis" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Overview

      During the past three years, we have been primarily in the business of acquiring, exploring and developing natural gas and oil properties. Over the past eighteen months, we have divested substantially all of our oil and gas interests. During the fourth quarter of 2005, the sole well in which we retained an interest had been completely depleted and we recorded an impairment charge of $3,528 to fully impair the remaining balance of the well.

      Having been unable to raise the capital necessary to execute our business plan to acquire and develop working interests in oil and gas exploration and development projects, we have exited this business and discontinued these operations. At this time, we have no operations, our assets consist primarily of cash and accounts receivable, and we are considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended. Since the third quarter of 2005, our operations have consisted solely of identifying and completing a business combination with an operating company.

      During September and October 2005, we engaged in discussions with Bright Brains, Inc., a Texas corporation based in Houston, Texas ("Bright Brains"), regarding a potential acquisition, and loaned $675,000 to Bright Brains pursuant to various 10% notes which were payable on demand. We were unable to negotiate a definitive acquisition agreement with Bright Brains and terminated discussions in November 2005. The forgoing notes receivable were assigned to various lenders in full and compete satisfaction of monies owed by us to such persons.

Proposed Acquisition of Graphite Technology Group, Inc.

      In December 2005, we commenced discussions with Graphite Technology Group, Inc., a Delaware corporation based in based in Delano, Pennsylvania ("Graphite"). Graphite mines, manufactures, processes and sells natural and synthetic graphite and carbon based materials for use in numerous industries and applications. Graphite has manufacturing/processing facilities dedicated to processing graphite located in New York and Pennsylvania and owns mining rights to operate graphite mines in Canada, Madagascar and China.

      On December 26, 2005, we entered into an agreement with Graphite to loan $750,000 to Graphite pursuant to a promissory note (the "Graphite Note") in contemplation of a proposed business combination with Graphite. The Graphite Note bears interest at an annual rate of 12%, is secured by all of Graphite's assets, and was due March 31, 2006. In connection with the foregoing loan, we obtained an option to purchase 10% of Graphite's outstanding shares of common stock calculated on a fully diluted basis for $750,000 at any time prior to December 31, 2008. The foregoing option may only be exercised in the event
Graphite determines not to proceed with the proposed business combination. During February and March 2006, we entered into additional loan agreements with Graphite to loan up to an additional $2,000,000 to Graphite pursuant to promissory notes on terms identical to the Graphite Note. The forgoing amounts are secured by all of Graphite's assets and in connection with these advances and we obtained an option to purchase up to an additional 26.67% of Graphite's outstanding shares of common stock calculated on a fully diluted basis for $2,000,000 at any time prior to December 31, 2008. The foregoing option may only be exercised in the event Graphite determines not to proceed with the proposed business combination. As of the date of this report, we have advanced an aggregate of $2,808,000 to Graphite on the forgoing terms.

      On March 9, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Graphite, the principal shareholders of Graphite, and BPK Resources Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into Graphite (the "Merger"). As a result of the Merger, Graphite will survive as a wholly owned subsidiary of the Company. Completion of the Merger is subject to several conditions, including approval by the shareholders of Graphite, the delivery by Graphite of audited financial statements, and other customary closing conditions. The Merger Agreement may be terminated by us, Merger Sub, Graphite or the principal shareholders upon the occurrence or failure to occur of certain events, including a failure of the Merger to be consummated by March 31, 2006.

      In consideration for the Merger: (i) the holders of issued and outstanding shares of Graphite common stock will be entitled to receive an aggregate of (A) 40,000,000 shares of our common stock, and (B) 585,000 shares of our Series D Convertible Preferred Stock convertible into an aggregate of 58,500,000 shares of our common stock, and (ii) the holders of issued and outstanding shares of Graphite preferred stock will be entitled to receive an aggregate of 14,546 shares of our Series E Convertible Preferred Stock convertible into an aggregate of 3,500,000 shares of our common stock. In connection with the Merger, we have agreed to grant certain "piggyback" registration rights to Graphite's shareholders. Upon the closing of the Merger, all of our directors and officers will resign and new directors and officers appointed by Graphite will be appointed. See, "ITEM 9. Directors Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

      Although we expect the Merger to close shortly after the date of this report, there can be no assurance that the Merger will be completed.

Environmental

       While we were engaged in the oil and gas exploration and development activities, properties in which we had an interest are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental
Protection Agency. Such laws include those relating to waste disposal, investigation and remediation for natural resource damages, air emissions, discharge of waste into the waters of the United States, and oil spills. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products, could be required to remediate property, including ground water, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination,

Employees and Consultants

      We currently have one employee who is our sole executive officer. We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services to the Company. Since we do not have any significant operations, unless and until we complete an acquisition of an operating company, we do not intend to retain any additional personnel.

                                  RISK FACTORS

      The following risk factors, among others, may affect our financial condition and results of operations.

                       Risks Associated With Our Business

We have no operations, will not generate any revenue unless we complete a business combination with an operating company, and need additional capital to fund our activities.

      We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for our fiscal year ended December 31, 2005 was $436,410, and as of December 31, 2005, we had an accumulated deficit of $13,998,799, and our current liabilities are substantially greater than our current assets. Unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

If we are unable to satisfy our debt obligations to third parties, our business will be adversely affected.

      As of the date of this report, we had outstanding indebtedness to third parties in the aggregate amount of approximately $1,050,000 all of which is due during the next 12 months. We intend to obtain the funds necessary to repay this indebtedness through sales of debt and equity securities. If we are unable to repay this indebtedness as it becomes due, the lenders will have the right to declare the indebtedness in default and seek all available remedies against us, including executing upon our assets. In addition, the presence of this indebtedness may have a negative effect on our ability to obtain additional financing. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

We may not be able to acquire an operating company.

      Our sole business objective is to acquire an operating company. Although we have executed a definitive merger agreement with Graphite Technology Group, Inc. and expect to complete the acquisition shortly after the date of this report, there can be no assurance that the merger will be closed. In the event that we are unable to complete the acquisition of Graphite, we will need to identify another suitable operating company to acquire. There can be no assurance that we will be able to identify such a company or complete such an acquisition.

      In the event that we complete the acquisition of Graphite or another operating company, we expect that we will need to raise substantial additional capital. We intend to rely on external sources of financing to meet such capital requirements and to obtain such funding through the debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. If we fail to obtain such necessary funding, any such acquisition may not be successful.

                           Risks Related to Our Stock

One stockholder owns a majority of our voting stock.

      BP Investments Group, LLC beneficially owns approximately 51% of our outstanding shares of common stock. As a result, BP Investments is able to control substantially all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

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

      We currently have 54,759,503 shares of common stock issued and outstanding. As of April 12, 2006, we had outstanding warrants exercisable for 19,565,545 shares of our common stock, options exercisable into 2,200,000 shares of our common stock, convertible debt convertible into 9,615,385 shares of common stock, shares of Series B Convertible Preferred Stock convertible into 829,775 shares of our common stock, and shares of Series C Convertible Preferred Stock convertible into 17,141,100 shares of our common stock. Pursuant to the terms of our merger agreement with Graphite Technology Group, Inc., we have agreed to issue 40,000,000 shares of common stock, 585,000 shares of Series D Convertible Preferred Stock convertible into 58,500,000 shares of our common stock, and 14,500 shares of Series E Convertible Preferred Stock convertible into 3,500,000 shares of our common stock. Some of these securities contain anti-dilution provisions that will result in the issuance of additional shares in the event we sell additional shares of our common stock at a price less than the exercise or conversion price of such securities. The issuance of the forgoing shares of common stock and additional shares of common stock upon the exercise or conversion of these securities will result in substantial dilution to the equity interests of our existing stockholders.

      We also expect to issue additional shares of our common stock in connection with future offerings of our securities and other business purposes. In that regard, we are currently engaged in an offering of Units consisting of up to an additional 328,589 shares of Series C Convertible Preferred Stock convertible into an aggregate of an additional 32,858,900 shares of common stock and warrants exercisable for up to an aggregate of an additional 16,429,450 shares of common stock. In order to issue the number of shares issuable upon exercise or conversion, as applicable, of our outstanding preferred shares, convertible debt, warrants and options, we will need to increase the number of shares of common stock we are authorized to issue. We expect this to occur within 90 days of the date of this report. Such issuances will further dilute the interests of our existing stockholders.

The trading price of our common stock is likely to be highly volatile.

      The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements regarding our business, general economic conditions and other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the price of many small capitalization companies and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We do not intend to pay dividends in the foreseeable future.

      We have never declared or paid a dividend on our common stock and the terms of our $600,000 principal amount convertible note prohibit us form declaring or paying any dividends until the note is paid in full. Accordingly, we do not anticipate paying any dividends in the foreseeable future and investors seeking dividend income should not purchase our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                     ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock currently trades on the OTC Bulletin Board under the symbol "BPKR." The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 31, 2005       High        Low
-----------------------------------       ----        ---

      Quarter ended December 31          $.16         $.14
      Quarter ended September 30          .22          .13
      Quarter ended June 30               .20          .15
      Quarter ended March 31              .25          .07


Fiscal Year Ended December 31, 2004       High        Low
-----------------------------------       ----        ---

      Quarter ended December 31          $.12         $.07
      Quarter ended September 30          .20          .09
      Quarter ended June 30               .24          .11
      Quarter ended March 31              .35          .17

      The last price of our common stock as reported on the OTC Bulletin Board on April 12, 2006 was $.21 per share.

Holders

      As of April 12, 2006, the number of stockholders of record of our common stock was 62.

Dividends

      We have not paid any cash dividends on our common stock to date, and have no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporate law. The terms of our $600,000 principal amount convertible note prohibit us form declaring or paying any dividends until the note is paid in full. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Transfer Agent

      The transfer agent for our common stock is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, Pennsylvania, 19003, (610) 649-7300.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "Risk Factors" in Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Overview

During the past three years, we have been primarily in the business of acquiring, exploring and developing natural gas and oil properties. Over the past eighteen months, we have divested substantially all of our oil and gas interests. We currently maintain an approximate 4.5% working interest in the Hackberry prospect located in Jefferson County, Texas which operated one well during 2005. During the fourth quarter of 2005, the well had been completely depleted and we recorded an impairment charge of $3,528 to fully impair the remaining balance of the well.

      Having been unable to raise the capital necessary to execute our business plan to acquire and develop working interests in oil and gas exploration and development projects, we have exited this business and discontinued these operations. At this time, we have no operations, our assets consist primarily of cash and accounts receivable and we are considered a shell corporation under applicable rules of the Securities Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended. Since the third quarter of 2005, our operations have consisted solely of identifying and completing a business combination with an operating company.

      We have enterer into a Merger Agreement with Graphite Technology Group, Inc. which we expect will close shortly after the date of this report. We currently have limited cash resources, have current liabilities that substantially exceed our current assets, and have incurred substantial losses since inception. We will need to raise funds during the next twelve months to support operations. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2005 as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will ultimately depend upon acquiring a successful operating company, as to which there can be no assurances.

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

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Revenues

      Revenues consist of our allocated portion of the proceeds generated by our various oil and gas projects from the sale of oil and gas. Revenue decreased $8,698 to $12,298 for our fiscal year ended December 31, 2005 from $20,987 for our fiscal year ended December 31, 2004. The decrease resulted primarily from the cessation of oil and gas production from existing wells in 2005. As the sole remaining well in which we have an interest has been completely depleted, unless we acquire an operating company, we will not generate any revenue during 2006.

Exploration and Production Expenses

      Exploration and production expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, production expenses, and other exploration and development expenses related to our oil and gas projects. Exploration and production expenses decreased $5,282 to $4,347 for our fiscal year ended December 31, 2005 from $9,719 for our fiscal year ended December 31, 2004. As the sole remaining well in which we have an interest has been completely depleted, we do not expect to incur any exploration and production expenses in 2006.

Impairment of Oil and Gas Properties and Mining Option

      We review our long-lived assets, including our interests in oil and gas projects and mining option, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. During 2005, we impaired the remaining balance of the investment in our sole well in the amount of $3,528 after determining that it is no longer capable of producing oil or gas in commercial quantities. During 2004, we recorded impairment charges related to our investment in the Shadow Mountain Project of $1,111,000 as a result of the termination of our option to acquire an interest in the project on December 31, 2004. As we have impaired all of our oil, gas and mining interests, we do not expect to incur any such impairment charges in 2006.

General and Administrative Expenses

      General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses decreased $142,077 to $573,358 for our fiscal year ended December 31, 2005 from $715,435 for our fiscal year ended December 31, 2004. The decrease of $142,077 resulted primarily from a decrease in consulting and professional fees. The $573,358 of general and administrative expenses that we incurred for our fiscal year ended December 31, 2005 consisted of approximately $369,000 of professional fees incurred in connection with our dispositions of interests in an oil and gas project, financing transactions and compliance with our reporting obligations under federal securities laws, and $162,500 of salary and consulting fees. Unless we acquire an operating company, we expect general and administrative expenses to decrease in 2006 as we are no longer engaged in an active trade or business.

Interest Expense and Amortization of Debt Discount

      Interest expense and amortization of debt discount consists of certain noncash charges and interest accrued on our various debt obligations. Interest expense decreased $721,261 to $53,416 for our fiscal year ended December 31, 2005 from $774,677 for our fiscal year ended December 31, 2004. The decrease of $721,261 resulted primarily from our assignment of substantially all of our outstanding debt obligations in July 2004. The $53,416 of interest expense that we incurred during our fiscal year ended December 31, 2005 consisted primarily of interest expenses under our various debt obligations issued for the purpose of funding advances to acquisition targets.

Liquidity and Capital Resources

      Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt. As of December 31, 2005, we had a cash balance of approximately $44,000.

      Net cash used in operating activities was $376,451 for our fiscal year ended December 31, 2005 compared to $771,964 for our fiscal year ended December 31, 2004. The $395,513 decrease in cash used in operating activities was primarily due to a decrease in net loss from our existing oil and gas business and the reduction of our business activities.

      Net cash used in investing activities was $1,075,000 for our fiscal year ended December 31, 2005 compared to $121,449 for our fiscal year ended December 31, 2004. The $953,355 increase in cash used in investing activities was due primarily to $1,075,000 of advances we made to potential acquisition targets.

      Net cash provided by financing activities was $1,503,482 for our fiscal year ended December 31, 2005 compared to $894,000 for our fiscal year ended December 31, 2004. The $609,482 increase in net cash provided by financing activities was due primarily to an increase in the amount of net proceeds received from the issuance of debt of $1,002,060 which was partially offset by a decrease in the proceeds we received from the issuance of common stock of $372,578. The proceeds were used primarily to fund advances to potential acquisition targets.

      At December 31, 2005, we had a working capital deficit of $839,618 as compared to $878,554 at December 31, 2004.

      Our principal sources of financing over the past twelve months are described below.

      During April 2005 we realized aggregate gross proceeds of approximately $390,000 from the sale of units comprised of shares of our common stock and warrants to acquire shares of common stock. Each unit was comprised of two shares of our common stock and one warrant which we sold at a purchase price of $.26 per unit. Each warrant is exercisable immediately into one share of common stock at an exercise price of $.30 per share and expires three years after the date of issuance.

      Between December 2004 and October 2005, we received loans from a principal shareholder, an affiliate of a principal shareholder, and certain other investors in the aggregate amount principal amount of $815,000, of which $150,000 remains outstanding. The outstanding amount was due and payable on March 31, 2006 and accrues interest at the rate 12% per annum.

      On January 30, 2006, we issued a $600,000 principal amount secured convertible debenture (the "Convertible Debenture") and a warrant to purchase up to 1,200,000 shares of our common stock to Trident Growth Fund, LP ("Trident"). The Convertible Debenture accrues interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and may be prepaid, in whole or in part, at our option upon 90 days written notice. Upon the occurrence of an event of default, the entire unpaid principal balance, together with accrued interest, will at the option of Trident become immediately due and payable in full, interest will accrue at the lesser of: (i) 18% per annum or (ii) the maximum rate allowed under applicable law. The Convertible Debenture is due the earlier of: (i) January 30, 2007; or
(ii) the date of any Change of Control, as defined in therein. The proposed acquisition of Graphite does not constitute a Change of Control so long as it is closed by May 20, 2006. As of the date of this report, the outstanding principal balance due on the Trident Note is $300,000.

      The Convertible Debenture is convertible in whole or in part at the option of Trident into shares of our common stock at an initial conversion price of the lesser of: (i) $0.13 per share; or (ii) the average price per share of our next debt or equity financing resulting in gross proceeds of at least $3,000,000. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price, as applicable, less than the conversion price in effect immediately prior to such issuance, the conversion price will automatically be adjusted to such lower price. The Convertible Debenture contains standard and customary affirmative covenants with which we are required to comply. Commencing 90 days after issuance of the Convertible Debenture, we are required to comply with certain financial covenants including maintaining minimum current ratio and cash flow coverage ratio.

      In connection with the issuance of the Convertible Debenture, we issued a warrant to Trident to purchase up to 1,200,000 shares of our common stock. The warrant is immediately exercisable at an exercise price of the lesser of (i) $0.13 per share or (ii) the average price per share of our next debt or equity financing resulting in gross proceeds of at least $3,000,000. The warrant contains standard and customary cashless exercise provisions, and terminates five years from the date of grant. The exercise price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price, as applicable, less than the exercise price in effect immediately prior to such issuance, the exercise price will automatically be adjusted to such lower price.

      On February 14, 2006, we obtained gross proceeds of $750,000 through the issuance of unsecured notes convertible into shares of our common stock and warrants to purchase up to 5,000,000 shares of common stock. The notes bear interest at 10% per annum, are due on the earlier of (i) the date of the consummation of the proposed merger with Graphite or (ii) one year from the date of issuance and are convertible at the option of the holder at conversion price of $0.15 per share. The warrants are immediately exercisable for a term or three years at an exercise price of $0.27 per share.

      Between March 1 and April 12, 2006, we obtained gross proceeds of $2,914,000 through the issuance of 171,411 units consisting of shares of Series C Convertible Preferred stock and warrants to purchase an aggregate of 8,570,588 shares of common stock. Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock.

      Each warrant is exercisable at an exercise price of $0.34 per share. The exercise period for the Warrants commences on the date which is the earlier of:
(i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each warrant may be exercised in full; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each warrant may be exercised in full.

      The foregoing constitutes our principal sources of financing during the past 12 months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

      We will need approximately $1,600,000 to execute our business plan and satisfy outstanding obligations during the next twelve months. Of this amount, we will need approximately $1,050,000 to repay outstanding indebtedness, and approximately $500,000 for general corporate expenses. In the event that the merger with Graphite is completed, we will need substantial additional funds to operate for the next 12 months. Based on our available cash resources, we will not have sufficient funds to continue to operate at current levels for the next 12 months. Accordingly, we will be required to raise additional funds through sales of our securities or otherwise. If we are unable to obtain additional funds on terms favorable to us, if at all, we may be required to relinquish our interests in our sole project or in the extreme case, liquidate the Company.

Off-Balance Sheet Arrangements

      As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7. FINANCIAL STATEMENTS

      Our consolidated financial statements at December 31, 2005 and for each of the two years then ended, and the footnotes related thereto, begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL AND ACCOUNTING MATERS

      The information required by this Item has been previously reported in our current reports on Form 8-K filed with the Securities and Exchange Commission on March 7, 2005 and June 23, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Treasurer, who serves as our principal financial officer. Based upon that evaluation, our Chief Executive Officer and Treasurer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to provide reasonable assurance that
(i) information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, in order to allow timely decisions regarding required disclosure. Specifically, our Chief Executive Officer and Treasurer concluded that, in light of the fact that we have had to file for extensions of the due date for a number of the periodic reports we are required to file with the Securities and Exchange Commission, our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. In addition, in connection with the audit of our 2005 financial statements and after analyzing certain issues raised by the SEC as a result of a regulatory review of our financial statements included in our periodic reports, we have become aware of certain deficiencies that exist in the design and operation of our internal controls over financial reporting that our independent auditors consider to be material weaknesses under standards of the Public Company Accounting Oversight Board (PCAOB). Our material weaknesses consisted of
(i) our independent auditors identifying certain misstatements in the financial statements in the current period that were not initially identified by our internal control over financial reporting and (ii) our having to restate certain numbers in our 2004 and 2003 financial statements. In connection with the forgoing evaluation that occurred during our most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      The following information is included herewith in satisfaction of our obligation to file such information with the SEC in a Current Report on Form 8-K.

Sale of Units Comprised of Series C Convertible Preferred Stock and Warrants

        The description set forth below is included herewith for the purpose of providing the information required under Item 3.02 of Form 8-K in connection with our unregistered sale of equity securities between March 21 and April 12, 2006.

      Pursuant to a series of Securities Purchase Agreements (collectively, the "Purchase Agreements") with certain purchasers thereunder (collectively, the "Purchasers"), we commenced private placement offerings of certain of its securities (collectively, the "Offerings"), consisting of (i) up to 500,000 shares Series C Convertible Preferred Stock, $0.001 par value per share ("BPK Series C Preferred Stock"), which shares will initially be convertible into an aggregate of 50,000,000 shares of common stock, and (ii) warrants (the "Warrants") to acquire up to 25,000,000 shares of common stock to be issued and sold in units (the "Units") comprised of one (1) share of BPK Series C Preferred Stock and one (1) Warrant to purchase 50 shares of common stock at a purchase price of $17.00 per Unit.

      Between March 21 and April 12, 2006, we sold 71,411 Units for an aggregate purchase price of $1,213,987 in a private offering to a limited number of overseas Purchasers (the "Non US Private Offering"). The balance of the Units may be sold to Purchasers in the United States in a private offering (the "US Private Offering") or overseas in the Non US Private Offering in our discretion. As of the date of this report, we have sold an aggregate of 171,411 Units for aggregate gross proceeds of $2,913,987.

      In connection with the Offerings, we agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") within 90 days after the Offerings are completed registering the shares of common stock issuable to the Purchasers upon conversion of the BPK Series C Preferred Stock and upon exercise of the Warrants and to have such registration statement declared effective by the SEC within 150 days after the Offerings are completed. In the event we fail to file the required registration statement within the 90-day period or have such registration statement declared effective by the SEC within the 150-day period, we will be obligated to pay in cash or in shares of common stock (at our option) an amount equal to 2% of the Purchase Price and an additional amount equal to 1% of the Purchase Price at the end of each subsequent 30-day period in which the registration statement is not filed or declared effective, as the case may be.

      Each share of BPK Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of BPK Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of BPK Series C Preferred Stock may be converted into common stock.

      Each Warrant is initially exercisable into 50 shares of BPK Common Stock at an exercise price of $0.34 per share. The exercise period for the Warrants commences on the date which is the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each Warrant may be exercised in full; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each Warrant may be exercised in full. The exercise period terminates on the third anniversary of the date of the applicable Warrant.

      The securities sold in the Non US Private Offering were issued in a private placement transaction to a limited number of accredited investors who are not a "U.S. person" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act. We have accrued fees in the amount of $97,118 and issued warrants to purchase an aggregate of 571,288 shares of common stock on the same terms as the Warrants issued in the Offerings to certain consultants and placement agents in connection with this transaction

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following sets forth certain information about each of our directors and executive officers.

      Christopher H. Giordano, 50, has served as our Chief Executive Officer, Treasurer and Secretary and a member of our Board of Directors since July 14, 2004. Since October 1991, Mr. Giordano has served as the President of Birchwood Capital Advisors Group, Inc., a New Jersey based company that advises small to medium sized companies regarding debt, equity and structured finance transactions, bankruptcy workouts and financings. Mr. Giordano has over 25 years experience in corporate finance transactions in numerous industries, including energy, financial services and communications.

      Cecile T. DiBona, 53, has been a director of the Company since June 21, 2005. Ms. DiBona served as the Secretary and Treasurer of the Company from April 19, 2002 until July 20, 2004, President between from April 19, 2002 until September 2002, and interim Chief Executive Officer from April 30, 2004 until July 20, 2004. Since 1990, Ms. DiBona has served as the President of ESC Consulting Inc., a Pennsylvania based private management consulting firm which provides corporate secretary and related services to private and public companies.

      Michael Rosenbaum, 68, has been a director of the Company since June 21, 2005. Since October 2004, Mr. Rosenbaum has served as director of Soup Kitchen International, Inc. Since 1993, he has been a director of Protrak International, a company based in New York that develops client relationship management software and sale sales force automation software for clients in the investment-managed industry. From 2002 to 2004, he was director of Israel Technology Management, a venture-capital firm based in New York and Israel specializing in investigating technology companies based in Israel. Between 1999 and 2001, he served as Executive Vice President and as a director of Throttlebox Media, Inc. which filed a petition for protection under federal bankruptcy laws in the Southern District of New York in November 2001. Between 1995 and 2002, Mr. Rosenbaum was director of Virgin Gorda Investment Co./Virgin Gorda Beach Club, a real-estate development company based in Virgin Gorda, British Virgin Islands. From 1984 to 1992, he was Executive Vice President and director of Brooke Group Ltd. (since renamed Vector Group Ltd.), a company engaged in the manufacture and sale of cigarettes, as well as Western Union and MAI Computer. In 1991, he was Vice Chairman of Skybox, a trading card company which went public and was then acquired for over $100 million.

Persons Appointed to Serve as Directors or Executive Officers

      Concurrent with the closing of the Merger with Graphite, we will accept and make effective the resignations of Christopher H. Giordano, Cecile T. DiBona and Michael Rosenbaum from our board of directors and appoint Derek Hirsch, Thomas G. Dugan, James E. Olive, Alvin B. Marshall, Esq., Edward L. Ryan Jr., Budea Johns, and Bertil Akesson Jr. to serve as directors of the Company.

      Concurrent with the closing of Merger with Graphite, we will accept and make effective the resignation of Christopher H. Giordano as an executive officer of the Company, and appoint Derek Hirsch, Thomas G. Dugan, James E. Olive, and Alvin B. Marshall, Esq. to serve as the executive officers of the Company.

      The following sets forth certain information concerning the experience and background of Messrs. Hirsch, Dugan, Olive, Marshall, Ryan, Johns and Akesson.

      Derek Hirsch, 35, has served as Co-Chairman of the Board of Directors of Graphite since June 30, 2004. Since January, 2001, Mr. Hirsch has been the Managing Partner and Chief Investment Officer of DHCI, a Montreal based money management organization established by Mr. Hirsch. Prior to January 2001, Mr. Hirsch was the Managing Partner and Chief Investment Officer of Les Gestions AKD. Mr. Hirsch is an adjunct professor with the John Molson School of Business in Montreal, Canada. Mr. Hirsch is a resident and citizen of Canada.

      Thomas G. Dugan, 69, has served as Co-Chairman of the Board of Directors of Graphite since June 30, 2004. From 1980 until January 2006, Mr. Dugan served as a Financial Advisor and Senior Vice President, Investments, with Legg Mason Wood Walker, Baltimore, Maryland.

      James E. Olive, 59, has been the Chief Executive Officer of Graphite since April 2004 and has been a member of the Board of Directors of Graphite since June 30, 2004. From 1997 until joining Graphite, Mr. Olive was President and Chief Operating Officer of Applied Carbon Technology (America), a company engaged in the graphite business. Mr. Olive's prior experience includes his holding senior executive positions in the industrial engineering, purchasing, sales and marketing departments of Joseph Dixon Crucible Company, Amalgamate Canada and Graphite Trading Corp.

      Alvin B. Marshall, Esq., 66, has been a member of the Board of Directors of Graphite. since June 30, 2004. Since 1970, Mr. Marshall has been a partner of Lipkin, Marshall, Bohorad & Thornburg P.C., a Pennsylvania based law firm specializing in corporation, financing, transactional, employment and labor law. Mr. Marshall has been Senior Managing Partner of the firm since 1995. Mr. Marshall is a member of the regional Advisory Board of Directors of M&T Bank, member of the Board of Directors of Schuylkill Economic Development Corp, and Pottsville Hospital.

      Edward L. Ryan Jr., 56, has been a member of the Board of Directors of Graphite since June 30, 2004. Since 1996, Mr. Ryan has served as the Managing Director, Corporate Bonds of R.W. Pressprich & Co., a New York based NASD member firm. Mr. Ryan is a former Managing Director of Nomura Securities and former Senior Managing Director of Bear Stearns.

      Budea Johns, 42, has been a member of the Board of Directors of Graphite since June 30, 2004. Since February 2004, Mr. Johns has served as the President of CSG Properties, a Pittsburgh based diversified services company specializing in commercial and industrial property ownership, logistics, development and management he founded. Prior to founding CSG, Mr. Johns was a principal and manager of Chapman Business Properties, a property management and development company.

      Bertil Akesson Jr., 36, has been a member of the Board of Directors of Graphite since June 30, 2004. Since January 2003, Mr. Akesson has been Le President Directeur General of Societe d Commerce et de Mine (Paris, France), a mica mining, processing and sales company. Mr. Akesson is the former Sales Manager for Timcal AG (Imerys Group) for graphite and carbon product sales in Germany-Austria-Benelux from January 2001 to October 2003, and formerly associated with Graphitwerk Kropfmuhl during 1995 and 1996. Mr. Akesson will oversee Graphite's graphite sales operations in Europe.

Director Compensation

      Members of our Board of Directors receive no compensation for serving on our Board, except that each director is entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.

Audit Committee and Audit Committee Financial Expert

      Our Board of Directors has not created a standing audit committee of the Board. Instead, our full Board of Directors acts as our audit committee. Mr. Rosenbaum satisfies the definition of "independent" established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide. Neither Mr. Giordano nor Ms. DiBona satisfies the definition of "independent" established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide.

      We currently have only one employee, Christopher H. Giordano, who serves on our Board of Directors and is actively involved in our operations. We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. In light of the foregoing, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

Section 16 Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and 10% stockholders are also required by applicable SEC rules to furnish us copies of all forms filed with the SEC pursuant to
Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied in a timely fashion except that Cecile T. DiBona inadvertently failed to timely file a Form 3 upon her becoming a director of the Company and a Form 4 upon being issued options in connection therewith.

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

ITEM 10. EXECUTIVE COMPENSATION

                                Summary Compensation Table

      The following table sets forth for each of the last three fiscal years ended December 31, 2005, 2004 and 2003, the remuneration paid by the Company to its named executive officers.

                                                                                                Securities
Name and                              Fiscal                               Other Annual        Underlying
Principal Position                     Year     Salary($)     Bonus($)    Compensation($)       Options(#)
------------------                     ----     ---------     --------    ---------------       ----------
Christopher H. Giordano (1)            2005     75,000(2)           --                 --              -0-
Chief Executive Officer, Treasurer
and Secretary                          2004     12,500(2)          -0-                -0-          500,000

(1) Mr. Giordano was appointed our Chief Executive Officer, President, Treasurer and Secretary and a member of our Board of Directors on July 20, 2004.

(2) Represents accrued salary. On March 7, 2006, Mr. Giordano exercised an option and paid the $65,000 exercise price by set off against accrued salary owed to him.

                       Aggregated Option/SAR Exercises in
               Last Fiscal Year and Fiscal Year-End Option/SAR Values

      The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the year ended December 31, 2005, together with the number and value of stock options held by such officer at December 31, 2005, each on an aggregated basis. We have not issued any SARs to any of our named executive officers.

                                                                   Number Of         Value Of Unexercised
                                                              Unexercised Options    In-The-Money Options
                           Number Of Shares                    At Fiscal Year-End     At Fiscal Year-End
                              Acquired On                         Exercisable/           Exercisable/
Name                           Exercise       Value Realized   Unexercisable (#)     Unexercisable ($)(1)
----                           --------       --------------   -----------------     --------------------
Christopher H. Giordano              *                  *           500,000 / -0-               -0- / -0-

* Not applicable.

(1) Based on a price per share of $.13, which was the closing price of our common stock on December 30, 2005 as reported on the Over-the-Counter Bulletin Board. The options were exercised on March 7, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of April 12, 2006, information with respect to the securities holdings of all persons that the Company, pursuant to filings with the SEC and the Company's stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The following table also sets forth, as of such date, the beneficial ownership of the Common Stock by all current officers and directors of the Company, both individually and as a group, and all persons who will become directors of the Company upon the Effective Date. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below.

                                              Amount and Nature
                                                of Beneficial      Percentage
Name and Address of Beneficial Owner              Ownership       of Class (1)
------------------------------------              ---------       ------------

Christopher H. Giordano                           2,600,000 (2)         4.6%
264 Union Boulevard, First Floor
Totowa, New Jersey  07512

Cecile T. DiBona                                     50,000 (3)          *
1604 Locust Street
Philadelphia, Pennsylvania  19004

Michael Rosenbaum                                    50,000 (3)          *
55 Woodbine Avenue
Larchmont, New York  10538

BP Investments Group,                            27,692,305            50.6%
LLC
111 Presidential Boulevard, Suite 158A
Bala Cynwyd, Pennsylvania  19004

BP Preferred Acquisition,                         3,700,000             6.8%
LLC
111 Presidential Boulevard, Suite 158A
Bala Cynwyd, Pennsylvania  19004

Millennium International Pension Scheme "JS"      4,500,000 (4)           8%
PO Box 100
Sydney Van House
Admiral Park
St Peter Port Guernsey, United Kingdom, GY

Derek Hirsch **                                          -- (5)          --

Thomas G. Dugan **                                       -- (6)          --

James E. Olive **                                        -- (7)          --

Alvin B. Marshall, Esq. **                               -- (8)          --

Edward L. Ryan Jr. **                                    -- (9)          --

Budea Johns **                                           -- (10)         --

Bertil Akesson Jr. **                                    -- (11)         --

All directors  and  executive  officers as a      2,700,000 (12)        4.7%
group (3 persons)

---------------------
*     Less than one percent (1%).

**    The address for such person is
      c/o Graphite Technology Group, Inc.
      106 Lakeside Avenue, PO box 210
      Delano, PA 18220

(1) These percentages have been calculated based on 54,759,503 shares of common stock outstanding as of April 12, 2006.

(2) Includes 2,100,000 shares issuable upon exercise of options.

(3) Consists of shares issuable upon the exercise of options.

(4) Includes 1,500,000 shares issuable upon exercise of warrants.

(5) Does not include 3,155,036 shares of common stock and 4,569,397 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Hirsch in the Merger.

(6) Does not include 365,087 shares of common stock and 533,940 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Dugan in the Merger.

(7) Does not include 3,651,167 shares of common stock and 5,339,832 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Olive in the Merger.

(8) Does not include 108,183 shares of common stock and 158,217 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Marshall in the Merger.

(9) Does not include 278,170 shares of common stock and 406,824 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Ryan in the Merger.

(10) Does not include 108,183 shares of common stock and 158,217 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Johns in the Merger.

(11) Does not include 108,183 shares of common stock and 158,217 shares of common stock issuable upon conversion of preferred stock to be issued to Mr. Akesson in the Merger.

(12) Includes 2,200,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

                                                                                             Number of securities
                                                                                           remaining available for
                                              Number of securities    Weighted-average      future issuance under
                                                to be issued upon    exercise price of    equity compensation plans
                                                   exercise of          outstanding         (excluding securities
                                              outstanding options,   options, warrants           reflected in
                                               warrants and rights       and rights              column (a))
                                                       (a)                  (b)                      (c)
Equity compensation plans
   approved by security holders                         *                    *                        *

Equity compensation plans not
   approved by security holders (1)                  600,000                $.14                  6,900,000

         Total                                       600,000                $.14                  6,900,000

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We may be deemed to have been in a material relationship with one or more of the parties to the following transactions engaged in by us during our fiscal years ended December 31, 2005 and 2004.

Employment Agreement With Christopher H. Giordano; Exercise of Option

      On November 19, 2004, we entered into a letter  agreement with Christopher
H. Giordano pursuant to which Mr. Giordano agreed to serve as our Chief Executive Officer, President, Treasurer and Secretary, in return for which we agreed to pay Mr. Giordano an annual base salary of $75,000. The agreement may be terminated at any time by the Company or Mr. Giordano upon thirty (30) days prior written notice. In connection with his employment, we issued an option to Mr. Giordano to purchase 500,000 shares of Common Stock at an exercise price of $.13 per share. On March 7, 2006, Mr. Giordano exercised the option and paid the $65,000 exercise price by set off against amounts owed to him under the letter agreement in accordance with the terms of the option.

Issuance of Option to Christopher H. Giordano

      On April 5, 2006, we issued an option under the 2004 Stock Incentive Plan to Mr. Giordano to purchase 2,100,000 shares of common stock at an exercise price of $.21 per share, the closing market price on the ate of grant, which terminates five years from the date of grant.

Disposition of Oil and Gas Properties to BP Acquisition, LLC

      On July 20, 2004, we entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC ("BP Acquisition"). Pursuant to the terms of the Agreement, we disposed of 100% of our ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC in consideration for which BP Acquisition agreed to cause us to be released from our obligations to repay an aggregate of approximately $2,800,000 of outstanding indebtedness to Trident and Endeavour. At the time we entered into the agreement with BP Acquisition: (i) BP Investments Group, LLC ("BP Investments") was the beneficial owner of approximately 54% of our then outstanding shares of common stock; (ii) FEQ Investments, Inc. was the manager of both BP Investments and BP Acquisition; and
(iii) Montex Exploration, Inc. ("Montex"), which the beneficially owned in excess of 5% of our then outstanding shares of common stock, owned a 50% membership interest in BP Investments, and a 16% membership interest in BP Acquisition.

Consulting Agreement with ESC Consulting Services, Inc.

      On May 31, 2002, we entered into a three-year consulting agreement with ESC Consulting Services, Inc. ("ESC Consulting") to provide management services to us in consideration of monthly consulting fees in the amount of $6,000. During our fiscal years ended December 31, 2005 and 2004, we recorded consulting fees under this agreement of $72,000 each year. On January 26, 2006, the consulting agreement with ESC Consulting was renewed and amended to provide for a term of three years and a monthly fee of $3,000. Cecile T. DiBona, a member of our Board of Directors and a former executive officer of the Company, is the sole owner of ESC Consulting, Inc.

Loans from Principal Shareholders

      Pursuant to promissory notes dated December 1, 2004, December 9, 2004, December 31, 2004, January 6, 2005, March 15, 2005, June 22, 2005, and September 15, 2005, we borrowed an aggregate of $315,000 from Montex, which beneficially owned in excess of 5% of our outstanding shares of common stock until October 25, 2005. The forgoing loans were made pursuant to various demand promissory notes. Notes in the principal amount of $155,000 accrue interest at the rate of 5.0% per annum, a note in the principal amount of $100,000 accrues interest at the rate of 10% per annum, and a note in the principal amount of $60,000 accrues interest at the rate of 5.25% per annum. The proceeds were used for general working capital purposes, including to fund loans made to a company we had previously identified as an acquisition target. During March 2206, we assigned our rights under these loans to Montex in full satisfaction of the balance due and owing Montex.

      On October 28, 2005, we borrowed $500,000 from K. David Stevenson, an affiliate of Montex which beneficially owned in excess of 5% of our outstanding shares of common stock until October 25, 2005, pursuant to the terms of a demand promissory note which accrues interest at the rate of 10% per annum. In connection with the loan, we issued a warrant to the lender to purchase 300,000 shares of our common stock at an exercise price of $.13 per share. The proceeds have been used for general working capital purposes, including $465,000 to fund a loan made to a company we had previously identified as an acquisition target. During March 2006, we assigned our rights under this loan to Mr. Stevenson in full satisfaction of the balance due and owing Mr. Stevenson.

      On December 26, 2005 and January 26, 2006, we borrowed an aggregate of $350,000 from Bamco Gas, LLC pursuant to unsecured promissory notes. The notes bear interest at 10% per annum prior to maturity and at 12% per annum commencing 10 days after the date of maturity, together with attorneys' fees for collection and payment of such unpaid amounts. The unpaid principal balance of the note, together with all accrued and unpaid interest thereon, was due no later than March 31, 2006. We used the proceeds of the note to finance a portion of the loans made to Graphite. FEQ Gas, LLC serves as the sole manager of Bamco Gas, LLC. FEQ Investments, Inc. serves as the sole manager of FEQ Gas, LLC and BP Investments Group, LLC, the beneficial owner of 27,692,305 shares of common stock of the Company. The notes were repaid during February 2006.

Transaction with Persons Appointed to Serve as Directors and Executive Officers of the Company upon Completion of the Merger.

      Neither of Derek Hirsch, Thomas G. Dugan, James E. Olive, Alvin B. Marshall, Esq., Edward L. Ryan Jr., Budea Johns, and Bertil Akesson Jr. nor any of their respective affiliates, has been involved in any transaction with the Company or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission other than: (i) the Merger Agreement and the transactions contemplated thereby; and (ii) between December 26, 2005 and the date of this report, we have made secured loans in the principal amount of $2,808,000 pursuant to various promissory notes which accrue interest at the rate of 12% per annum, are secured by all of Graphite's assets, and were due and payable on March 31, 2006. In connection with the issuance of the notes, Graphite granted an option to us to purchase 36.6% of Graphite's then outstanding shares of common stock calculated on a fully diluted basis for $2,750,000 at any time prior to December 31, 2008.

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

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed with the SEC on December 20, 1999)

     3.3 Certificate of Amendment to Articles of Incorporation filed October 21, 2002 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

     3.4 Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

     3.5 Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 15, 2006)

    10.1 Assignment and Assumption dated April 19, 2004 by and between the Company and Montex Exploration, Inc. (incorporated by reference to
              Exhibit 10.1 to the Company's current report on Form 8-K, dated April 19, 2004)

    10.2 Purchase and Sale Agreement dated July 20, 2004 by and between the Company and BP Preferred Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, dated August 4, 2004)

    10.3 First Amendment to Purchase and Sale Agreement dated October 12, 2004 by and between the Company and BP Preferred Acquisition LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company's Current Report on Form 8-K/A, dated July 20, 2004)

    10.4 BPK Resources, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004)

    10.5 Letter Agreement dated November 19, 2004 by and between the Company and Christopher H. Giordano (incorporated by reference to
              Exhibit 10.23 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004)

    10.6 Non-Qualified Stock Option Agreement under the BPK Resources, Inc. 2004 Stock Incentive Plan dated November 19, 2004 by and between the Company and Christopher H. Giordano (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004)

    10.7 Mutual Termination and Release, dated December 31, 2004, by and between the Company and Bell Coast Capital Corp. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004)

    10.8 Assignment, Bill of Sale and Conveyance dated July 20, 2005 by and between CSR-Waha Partners, LP and TMBR/Sharp Drilling LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
              2005)

    10.9 Form of Demand Promissory Note issued to Montex Exploration, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

    10.10 Demand Promissory Note dated October 28, 2005 issued to K. David Stevenson (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

    10.11 Form of Demand Promissory Note of Bright Brains, Inc. payable to the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005)

    10.12 12% Promissory Note dated as of December 26, 2005 made by Graphite Technology Group, Inc. in favor of the Company in the principal amount of $750,000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 27,
              2006)

    10.13 Form of Promissory Note made by the Company in favor of certain lenders in the aggregate principal amount of $750,000 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 24, 2006)

    10.14 Promissory Note dated January 18, 2006 made by the Company in favor of Bamco Gas, LLC in the principal amount of $250,000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed January 24, 2006)

    10.15 Security Agreement dated as of December 26, 2005 made by Graphite Technology Group, Inc. in favor the Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 24, 2006)


    10.16 Option Agreement dated as of December 26, 2005 between Graphite Technology Group, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed January 24, 2006)

    10.17 Securities Purchase Agreement dated January 30, 2006 by and between the Company and Trident Growth Fund, LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 7, 2006)

    10.18 12% Secured Convertible Debenture dated January 30, 2006 in the principal amount of $600,000 (incorporated by reference to Exhibit
              10.2 to the Company's Current Report on Form 8-K filed February 7,
              2006)

    10.19 Form of Security Agreement dated January 30, 2006 by and between Trident Growth Fund, LP and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 7, 2006)

    10.20 Warrant dated January 30, 2006 to purchase shares of common stock issued to Trident Growth Fund, LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 7, 2006)

    10.21 12% Promissory Note dated as of February 7, 2006 made by Graphite Technology Group, Inc. in favor of the Company in the principal amount of up to $1,000,000 (incorporated by reference to Exhibit
              10.1 to the  Company's  Current  Report on Form 8-K filed March 2,
              2006)

    10.22 Amended and Restated Security Agreement dated as of February 7, 2006 made by Graphite Technology Group, Inc. in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 2, 2006)

    10.23 Option Agreement dated as of February 7, 2006 between Graphite Technology Group, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 2, 2006)

    10.24 Form of Securities Purchase Agreement between the Company and the purchasers thereunder (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 2, 2006)

    10.25 Form of Convertible Note made by the Company in favor of certain lenders in the aggregate principal amount of up to $750,000 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 2, 2006)

    10.26 Form of Warrant issued by the Company to the holders thereof (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 2, 2006)

    10.27 Agreement and Plan of Merger, dated March 9, 2006, by and among the Company, BPK Resources Acquisition Corp., Graphite Technology Group, Inc., Derek Hirsch and James E. Olive (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 15, 2006)

    10.28 12% Promissory Note dated as of March 10, 2006 made by Graphite Technology Group, Inc. in favor of the Company in the principal amount of up to $1,000,000 (incorporated by reference to Exhibit
              10.2 to the Company's  Current  Report on Form 8-K filed March 15,
              2006)

    10.29 Second Amended and Restated Security Agreement dated as of March 10, 2006 made by Graphite Technology Group, Inc. in favor of the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 15, 2006)

    10.30 Option Agreement dated as of March 10, 2006 between Graphite Technology Group, Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 15, 2006)

    10.31 Form of Securities Purchase Agreement between the Company and the purchasers in the Regulation D offering (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed March 15, 2006)

    10.32 Form of Securities Purchase Agreement between the Company and the purchasers in the Regulation S offering (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 15, 2006)

    10.33 Form of Warrant issued by BPK Resources, Inc. to the purchasers in the Regulation D offering (incorporated by reference to Exhibit
              10.7 to the Company's  Current  Report on Form 8-K filed March 15,
              2006)

    10.34 Form of Warrant issued by BPK Resources, Inc. to the purchasers in the Regulation S offering (incorporated by reference to Exhibit
              10.8 to the Company's  Current  Report on Form 8-K filed March 15,
              2006)

    14.1      Code of Business Conduct and Ethics  (incorporated by reference to
              Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003)

     21       Subsidiaries of the Company

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

      The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for the fiscal year ended December 31, 2005 and fees billed for other services rendered by L J Soldinger Associates, LLC during such year, and professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal year ended December 31, 2004, and fees billed for other services rendered by Malone & Bailey, PC during such year.

                                 2005              2004
                               -------           -------

Audit Fees:                    $60,000           $25,000

Audit-Related Fees:             35,000                 0

Tax Fees:                            0                 0

All Other Fees:                      0                 0
                               -------           -------

Total:                         $95,000           $25,000
                               =======           =======

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

                                          BPK RESOURCES, INC.


Date:  April 17, 2006                     /s/ Christopher H. Giordano
                                          -------------------------------------
                                          Christopher H. Giordano
                                          Chief Executive Officer and Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                       Title                       Date
---------                       -----                       ----


/s/ Christopher H. Giordano     Chief Executive Officer,    April 17, 2006
--------------------------      Treasurer and Director
Christopher H. Giordano         (Principal Executive
                                Officer and Principal
                                Financial and Accounting
                                Officer)

/s/ Cecile T. DiBona            Director                    April 17, 2006
--------------------------
Cecile T. DiBona


/s/ Michael Rosenbaum           Director                    April 17, 2006
--------------------------
Michael Rosenbaum

   Exhibit No.       Exhibit
   -----------       -------

      21             Subsidiaries

     31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certification of Treasurer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer and Treasurer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

                               BPK RESOURCES, INC.



                        INDEX TO THE FINANCIAL STATEMENTS


Report of Independent Registered Accounting Firms..................    F-1 - F-2
Consolidated Balance Sheets........................................          F-3
Consolidated Statements of Operations..............................          F-4
Consolidated Statements of Stockholders' Deficit...................    F-5 - F-7
Consolidated Statements of Cash Flows..............................          F-8
Notes to Consolidated Financial Statements.........................   F-9 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of BPK Resources, Inc.

We have audited the accompanying consolidated balance sheet of BPK Resources, Inc. as of December 31, 2005, and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BPK Resources Inc. as of December 31, 2005, and the results of its operations, changes in stockholders' deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred net losses since inception and no longer is engaged in an active trade or business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L J SOLDINGER ASSOCIATES, LLC


Deer Park, Illinois
April 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   BPK Resources, Inc.
   Totowa, New Jersey

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of BPK Resources Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the management of BPK Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and of the cash flows of BPK Resources, Inc. for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 16 and 17, the financial statements have been restated.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 27, 2005
(February 27, 2006 as to the effects of the revision and restatement discussed in Notes 16 and 17)

                                    BPK RESOURCES, INC.
                                Consolidated Balance Sheets

                                           ASSETS
                                                                               December 31,
                                                                                   2005
                                                                               ------------
Current Assets
   Cash and cash equivalents                                                   $     43,396
   Accounts receivable                                                               33,613
   Notes and interest receivable                                                  1,088,978
   Prepaid expenses                                                                   2,926
                                                                               ------------
Total Current Assets                                                           $  1,168,913
                                                                               ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued expenses                                       $    533,591
   Accounts payable and accrued expenses - related party                            180,701
   Notes payable                                                                    468,178
   Notes payable - related party                                                    826,061
                                                                               ------------
Total Current Liabilities                                                         2,008,531

Commitments and Contingencies

Stockholders' deficit
    Series A Preferred stock, $.001 par value; authorized 10,000,000 shares;
        and none issued and outstanding                                                  --
   Series B Preferred stock, $.001 par value; authorized 100,000,000 shares;
     829,755 shares issued and outstanding                                              830
   Common stock, $.001 par value; authorized 100,000,000 shares;
     54,259,503 shares issued and outstanding                                        54,259
   Additional paid-in capital                                                    13,104,092
   Deferred compensation                                                                 --
   Accumulated deficit                                                          (13,998,799)
                                                                               ------------
Total Stockholders' Deficit                                                        (839,618)
                                                                               ------------
                                                                               $  1,168,913
                                                                               ============


        The accompanying notes are an integral part of these financial statements.

                                     BPK RESOURCES, INC.
                            Consolidated Statements of Operations

                                                                        For the Years
                                                                      Ended December 31,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
                                                                                 (As Restated)
Revenues                                                         $     12,298    $     20,987
                                                                 ------------    ------------
Operating expenses
   Exploration and Production expenses                                  4,347           9,719
   Impairment of mining interest option                                    --       1,111,000
   Depletion and amortization                                           4,058          10,781
   Impaired properties                                                  3,528              --
   General and administrative - related party                          75,000              --
   General and administrative                                         498,358         715,435
                                                                 ------------    ------------
Total operating expenses                                              585,291       1,846,935
                                                                 ------------    ------------
Loss from operations                                                 (572,993)     (1,825,948)
                                                                 ------------    ------------
Other (income) expense
   Interest income                                                    (13,978)         (1,665)
   Interest expense - related party                                    19,812           2,170
   Interest expense                                                     9,604         182,510
   Amortization of debt discount                                       24,000         499,997
   Interest expense - Series A Preferred                                   --          90,000
   Gain on extinguishment of debt                                          --        (316,499)
   Partnership investment loss                                             --          67,758
                                                                 ------------    ------------
Total other expenses, net                                              39,438         524,271
                                                                 ------------    ------------
Loss from continuing operations                                      (612,431)     (2,350,219)
Income (loss) from discontinued operations, net of tax benefit        176,021        (237,579)
                                                                 ------------    ------------
Net loss                                                             (436,410)     (2,587,799)
Preferred dividend on Series A preferred stock                             --       4,652,307
                                                                 ------------    ------------
Net Loss to Common Stockholders                                  $   (436,410)   $ (7,240,105)
                                                                 ============    ============
Net Loss Per Common Share - Basic & Diluted:
       Net Loss from Continuing Operations                       $      (0.01)   $      (0.06)
       Income (Loss) from discontinued operations                $       0.00    $      (0.01)
       Net Loss                                                  $      (0.01)   $      (0.17)
                                                                 ============    ============
Weighted Average Number of Common Shares Outstanding               53,404,708      42,013,455
                                                                 ============    ============


         The accompanying notes are an integral part of these financial statements.

                                                      BPK RESOURCES, INC.
                                        Consolidated Statements of Stockholders' Deficit
                                             Years Ended December 31, 2005 and 2004


                                                                            Preferred Series A            Preferred Series B
                                                                        --------------------------    -------------------------
                                                                          Shares         Amount         Shares        Amount
                                                                        -----------    -----------    -----------   -----------
Balance, December 31, 2003 (As Restated)                                  5,538,461    $ 3,600,000             --   $        --

Issuance of Series B preferred stock for debt - February 2004                    --             --        829,755           830
Issuance of common stock for conversion of convertible debt -
  January 2004                                                                   --             --             --            --
Issuance of common stock at $0.20 in private offering - February 2004            --             --             --            --
Issuance of common stock for mineral interest - May 2004                         --             --             --            --
Issuance of common stock                                                         --             --             --            --
Additional discount for Trident note for price reset                             --             --             --            --
Conversion of Series A to common stock                                   (5,538,461)    (3,600,000)            --            --
Collection of subscription receivable - June 2004                                --             --             --            --
Sale of assets, reorganization                                                   --             --             --            --
Issuance of warrants for transfer of liabilities                                 --             --             --            --
Amortization of deferred compensation                                            --             --             --            --
Net Loss                                                                         --             --             --            --
                                                                        -----------    -----------    -----------   -----------
Balance, December 31, 2004 (As Restated)                                         --    $        --        829,755   $       830

Issuance of common stock                                                         --             --             --            --
Share issuance costs                                                             --             --             --            --
Issuance of warrants as loan inducement to related party                         --             --             --            --
Below market interest on shareholder loans                                       --             --             --            --
Net Loss                                                                         --             --             --            --
                                                                        -----------    -----------    -----------   -----------
Balance, December 31, 2005                                                       --    $        --        829,755   $       830
                                                                        ===========    ===========    ===========   ===========


                          The accompanying notes are an integral part of these financial statements.


                                                        BPK RESOURCES, INC.
                                         Consolidated Statements of Stockholders' Deficit
                                              Years Ended December 31, 2005 and 2004



                                                                Common Stock           Additional
                                                          -------------------------      Paid-In      Subscription      Deferred
                                                            Shares        Amount         Capital       Receivable     Compensation
                                                          ----------   ------------   ------------    ------------    ------------
Balance, December 31, 2003 (As Restated)                  14,617,198   $     14,617   $  3,755,008    $         --    $     (2,083)

Issuance of Series B preferred stock for debt -
February 2004                                                     --             --        187,019              --              --
Issuance of common stock for conversion of
convertible debt - January 2004                              150,000            150         29,850              --              --
Issuance of common stock at $0.20 in private
offering - February 2004                                   1,300,000          1,300        258,700         (30,000)             --
Issuance of common stock for mineral
interest - May 2004                                        5,000,000          5,000        945,000              --              --
Issuance of common stock                                   2,500,000          2,500        497,500              --              --
Additional discount for Trident note for price reset              --             --        441,853              --              --
Conversion of Series A Preferred stock to common stock    27,692,305         27,692      3,972,016              --              --
Collection of subscription receivable - June 2004                 --             --             --          30,000              --
Sale of assets, reorganization                                    --             --      2,577,346              --              --
Issuance of warrants for transfer of liabilities                  --             --         43,100              --              --
Amortization of deferred compensation                             --             --             --              --           2,083
Net Loss                                                          --             --             --              --              --
                                                          ----------   ------------   ------------    ------------    ------------
Balance, December 31, 2004 (As Restated)                  51,259,503   $     51,259   $ 12,707,392    $         --    $         --

Issuance of common stock                                   3,000,000          3,000        387,000              --              --
Share issuance costs                                              --             --        (22,078)             --              --
Issuance of warrants as loan inducement to related party          --             --         24,000              --              --
Below market interest on shareholder loans                        --             --          7,778              --              --
Net Loss                                                          --             --             --              --              --
                                                          ----------   ------------   ------------    ------------    ------------
Balance, December 31, 2005                                54,259,503   $     54,259   $ 13,104,092    $         --    $         --
                                                          ==========   ============   ============    ============    ============


                            The accompanying notes are an integral part of these financial statements.

                                            BPK RESOURCES, INC.
                             Consolidated Statements of Stockholders' Deficit
                                  Years Ended December 31, 2005 and 2004


                                                                              Accumulated
                                                                                 Deficit         Total
                                                                              ------------    ------------
Balance, December 31, 2003 (As Restated)                                      $(10,974,591)   $ (7,207,049)

Issuance of Series B preferred stock for debt - February 2004                           --         187,849
Issuance of common stock for conversion of convertible debt - January 2004              --          30,000
Issuance of common stock at $0.20 in private offering - February 2004                   --         230,000
Issuance of common stock for mineral interest - May 2004                                --         950,000
Issuance of common stock                                                                --         500,000
Additional discount for Trident note for price reset                                    --         441,853
Conversion of Series A Preferred stock to common stock                                  --       3,999,708
Collection of subscription receivable - June 2004                                       --          30,000
Sale of assets, reorganization                                                          --       2,577,346
Issuance of warrants for transfer of liabilities                                        --          43,100
Amortization of deferred compensation                                                   --           2,083
Net Loss                                                                        (2,587,798)     (2,587,798)
                                                                              ------------    ------------
Balance, December 31, 2004 (As Restated)                                      $(13,562,389)   $   (802,908)
                                                                              ============    ============

Issuance of common stock                                                                --         390,000
Share issuance costs                                                                    --         (22,078)
Issuance of warrants as loan inducement to related party                                --          24,000
Below market interest on shareholder loans                                              --           7,778
Net Loss                                                                          (436,410)       (436,410)
                                                                              ------------    ------------
Balance, December 31, 2005                                                    $(13,998,799)   $   (839,618)
                                                                              ============    ============


                The accompanying notes are an integral part of these financial statements.

                                             BPK RESOURCES, INC.
                                    Consolidated Statements of Cash Flows

                                                                                    Year ended December 31,
                                                                                  --------------------------
                                                                                     2005           2004
                                                                                  -----------    -----------
                                                                                                (As Restated)
Cash flows from operating activities:
    Net loss                                                                      $  (436,410)   $(2,587,798)
    Adjustments to reconcile net loss to net cash used in operating activities:
       (Income)Loss from discontinued operations                                     (176,021)       237,579
       Non cash payment of interest                                                        --         90,000
       Depletion                                                                        4,058         10,781
       Impairment and abandonment of proved properties                                  3,528             --
       Amortization of deferred compensation                                               --          2,083
       Amortization of debt discount                                                   24,000        619,232
       Stock issued for mining expenses                                                    --        950,000
       Gain on extinguishment of debt                                                      --       (316,499)
       Equity loss in investment                                                           --         67,757
       Imputed interest - related party                                                 7,778             --
    Changes in assets and liabilities
       Accounts receivable                                                            (15,987)       (22,616)
       Prepaid expenses                                                                   800          6,090
       Accounts payable and accrued expenses                                          211,803        171,427
                                                                                  -----------    -----------
                      Net cash used in operating activities                          (376,451)      (771,964)
Cash flows from investing activities:
    Repayment from unrelated party                                                         --         50,000
    Loan to unrelated party                                                        (1,075,000)            --
    Loan to related party                                                                  --         (3,500)
    Purchase of limited partnership, net of cash                                           --       (167,949)
                                                                                  -----------    -----------
                      Net cash used in investing activities                        (1,075,000)      (121,449)
Cash flows from financing activities:
    Issuance of debt                                                                  400,000        134,000
    Issuance of debt - related party                                                  736,060             --
    Repayment of debt - related party                                                 (20,000)            --
    Issuance of common stock, net issuance costs paid                                 387,422        760,000
                                                                                  -----------    -----------
                      Net cash provided by financing activities                     1,503,482        894,000
Cash flows of discontinued operations
     Operating cash flows                                                             (22,521)         1,551
     Investing cash flows                                                              (2,150)        (1,934)
     Financing cash flows                                                                  --             --

                      Net increase in cash and cash equivalents                        27,360            204
Cash and cash equivalents, beginning of year                                           16,036         15,832
                                                                                  -----------    -----------
Cash and cash equivalents, end of year                                            $    43,396    $    16,036
                                                                                  ===========    ===========


                 The accompanying notes are an integral part of these financial statements.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations

Bepariko Biocom, Inc. was incorporated in Nevada on April 2, 1997. On October 11, 2002, the Company changed its name to BPK Resources, Inc. ("BPK" or "the Company"). Since April 2002, BPK had been acquiring, exploring, and developing natural gas and oil properties.

In July 2005, the Company assigned its interest in all of the oil and gas leaseholds held by its 99% owned subsidiary CSR Waha Partners, LP to the operator of the wells in satisfaction of liabilities owed (see Note 6). In addition, the Company's only producing well, the Hackberry prospect, had essentially run dry as of year end (see Note 5). Because of this, the Company exited the oil & gas industry in the fourth quarter of 2005 and became a shell company. The Company has focused its resources on finding suitable acquisition candidates for a merger or other such transaction. In December of 2005, the Company signed a letter of intent to acquire 100% of the issued and outstanding common stock of Graphite Technology Group ("GTG"). The Company expects to consummate the transaction early in the second quarter of 2006 (See Notes 3, 4 and 14).

GTG is a Delaware corporation engaged in the business of mining, manufacturing and selling natural and synthetic graphite and carbon based materials for use in numerous industries and applications.

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

Development Stage

During the fourth quarter of 2004, BPK is no longer considered a development stage entity as BPK has focused its activities on the production of natural resources.

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

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on BPK's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method based on the total estimated units of proved developed oil and gas reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if the collection of the revenue is probable. When we have an interest in a property with other producers, we use the sales method of accounting for our oil and gas revenues. Under this method of accounting, revenue is recorded based upon our share of the total sales of oil and gas delivered to our customers.

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

Had compensation expense for 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, BPK's net loss to common shareholders and net loss per share would have been:

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                   2005           2004
                                                               -----------    -----------
                                                                             (As Restated)
Net income (loss) to common shareholders, as reported          $  (436,410)   $(7,240,105)
Add:  Stock-based employee compensation expense included
     in reported net income determined under APB No. 25,
     net of related tax effects                                         --          2,083
Deduct:  Total stock-based employee compensation expense
    determined under fair-value-based method for all awards,
    net of related tax effects                                     (14,000)       (20,385)
                                                               -----------    -----------
Pro forma net loss to common shareholders                      $  (450,410)   $(7,258,407)
                                                               ===========    ===========
Loss per share, basic and diluted:
     As reported                                               $     (0.01)   $     (0.17)
     Pro forma                                                 $     (0.01)   $     (0.17)

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

                                   2005       2004
                                -------    -------
Risk free rate                     3.57%      2.15%
Expected years until exercise       5.0        3.1
Expected stock volatility           121%       100%
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

Management believes that it is reasonably possible material estimates affecting the financial statements could significantly change in the coming year for its estimates of future dismantlement and restoration costs of the Hackberry prospect wells.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. BPK considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. At various times during the year, the Company may exceed the federally insured limits. Management believes the risk of loss is minimal. At December 31, 2005, none of the Company's cash deposit balances exceeded the federally insured limit.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Interest

There was no capitalized interest during 2005 or 2004.

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of the valuation allowances which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities. Net deferred tax assets and liabilities, relating primarily to federal and state net operating loss carry forwards that have been deferred for tax purposes, have been offset by a valuation reserve because management has determined that it is more likely than not the deferred tax assets will not be realized.

Dismantlement, Restoration and Environmental Costs

At the time proved property reaches the end of its useful life, equipment is dismantled, wells are plugged and the property must be restored to a condition required by environmental laws and regulations. Any estimated costs relating to future dismantlement and restoration are amortized with capitalized development costs by field based on proved reserves. The additional amortization will be carried on the balance sheet as an accrued liability. In anticipation of exiting the oil and gas industry, the Company has disposed the majority of its wells. As of December 31, 2005, the Company owned a direct working interest in two wells, both which have been fully depleted and one of the well sites was remidiated in a prior year. As of December 31, 2005, the Company believes that the future liability to restore the properties to their original condition will not result in a material impact on its financial condition, statement of operations or cash flows

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive. (i.e., reduce the net loss per share) (See Note 11).

As discussed in Notes 1 and 14, in December 2005, the Company signed a letter of intent to acquire 100% of the issued and outstanding common stock of the GTG. The Company has provided bridge financing of approximately $2.7 million available to GTG during the time BPK was performing its due diligence and negotiating the agreement in 2006. To raise these funds, the Company entered into several securities purchase agreements in 2006 to issue convertible debt and warrants and Series C Convertible Preferred Stock. The issuance of these securities in 2006 added approximately 41,527,000 shares of potentially issuable common stock. The definitive merger agreement contemplates the issuance of 40 million shares of common stock and 585,000 shares of series D and 14,546 shares of Series E convertible preferred stock. The Series D and Series E convertible preferred will be convertible into approximately 62,000,000 additional shares of common stock of the Company.

Reclassifications

Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported net loss.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2004, accounting standards were revised and now require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. The Company adopted the new accounting standard effective January 1, 2006.

The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had the Company adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs are to be reported as financing cash flow, rather than operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Management believes adoption of the new standard will not have a material impact on the Company's financial condition, results of operations, or cash flows.

In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. The implementation of the new guidance is not expected to have a significant effect on the Company's results of operations, financial condition or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a significant effect on the Company's results of operations, financial condition or cash flows.

On April 4, 2005 the FASB adopted FASB Staff Position (FSP) FSB 19-1 "Accounting for Suspended Well Costs" that amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if the well found a sufficient quantity of reserves to justify its completion as a producing well and the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. In accordance with the guidance in the FSP, the Company applied the requirements prospectively in its third quarter of fiscal 2005. The adoption of FSP 19-1 by the Company during the third quarter of 2005 did not have a material affect on the consolidated financial statements. At December 31, 2005, the Company did not have any exploratory wells in process on undeveloped acreage.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 prior to the end of 2006. The Company is currently assessing the impact of Interpretation No. 47 will have on its financial statments.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" that amends Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions" and Amends FAS 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies", paragraphs 44 and 47(e). ARB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and SFAS 153 amended ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company's results of operations, financial condition, or cash flows.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of BPK as a going concern. BPK incurred net losses to common stockholders of $436,410 for 2005 and a shareholder's deficit of $839,618 as of December 31, 2005.

BPK has significant debt obligations to repay and its current liabilities exceed its current assets. Consequently, the aforementioned items raise substantial doubt about BPK's ability to continue as a going concern.

As discussed in Note 1, BPK has exited the oil and gas industry and has agreed to acquire GTG. Management anticipates that the merger will be consummated in April 2006. Management can not provide any assurances that if the merger is consummated that future operations will become profitable.

The Company's ability to continue as a going concern is dependent upon it finding a suitable operating company to acquire with profitable operations and the ability to raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to, liquidate available assets, restructure the company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - NOTES RECEIVABLE

On December 26, 2005, the Company and GTG entered into a credit facility agreement ("Credit Facility"), whereby the Company agreed to provide up to $750,000 bridge financing to GTG. The Credit Facility matured on March 31, 2006 and bears interest at the rate of 12% per annum. Management has agreed to extend the Credit Facility until May 31, 2006. The Company concurrently entered into a security agreement with GTG pursuant to which GTG granted a security interest in substantially all of its assets to the Company to secure its obligations under the Credit Facility. In addition, GTG granted the Company an option to acquire up to 10% of its outstanding common stock for $750,000 at any time prior to December 31, 2008. As of December 31, 2005 GTG had borrowed $400,000 under the Credit Facility (See Note 14).

Prior to entering into the letter of intent with GTG, during the third and fourth quarter of 2005, the Company loaned a total of $675,000 to Bright Brains, Inc., an unrelated party, ("Bright Brains) as bridge financing in contemplation of entering into a letter of intent to acquire Bright Brains. The loans were due on demand and accrued interest at the rate of 10% per annum. In December 2005 the Company and Bright Brains terminated the merger negotiations. In February 2006, the Company assigned its rights and obligations under the notes to the persons who loaned the funds to the Company to make the loans to Bright Brains (see Note 14). Notes receivable of $675,000 and accrued interest receivable of $13,445 remained outstanding as of December 31, 2005.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 4 - NOTES RECEIVABLE (Continued)

In the fourth quarter of 2005, the Company and its 99% owned subsidiary CSR Waha Partners, LP impaired demand loans receivable and interest receivable in the amount of $11,300 and $10,289, respectively.

NOTE 5 - OIL AND GAS INTERESTS

On April 26, 2002, BPK acquired an interest in Hooks State Gas Unit Number 1 ("Hooks") and an interest in Melton Well Number 1 ("Melton"), located in the Hackberry Trend in Jefferson County, Texas (collectively, the "Prospects"), for a purchase price of $350,000. BPK acquired these assets through an assignment from Vitel Ventures Corporation ("Vitel"). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. ("Touchstone") in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon receiving payment from BPK, Vitel immediately exercised the rights and assigned them to BPK. Consequently, Touchstone transferred the gross working interest in the Prospects to BPK. BPK capitalized $5,612 in legal fees and recorded depletion expense in the amount of $4,058 and $10,781 regarding this investment in 2005 and 2004, respectively.

Included below is BPK's investments and activity in oil and gas activities, which consisted of the following at December 31, 2005:

Proved oil and gas properties                       $   355,617
Accumulated depletion and impairment allowance         (355,617)
                                                    -----------
Net capital assets                                  $        --
                                                    ===========

In 2005, the Company recorded an impairment charge of $3,528 to fully impair the remaining balance of the Hooks #1 well as the reserve study prepared by the Company indicated that the well had been completely depleted and no longer contained commercially available reserves of oil and gas.

Results of Operations from Oil and Gas Producing Activities

Results of operations from oil and gas producing activities (excluding general and administrative expense, and interest expense) consisted of the following:


                                                            2005         2004
                                                         ---------    ---------

Oil and gas sales                                        $  12,298    $  20,987
Production costs                                            (4,347)      (9,719)
Depletion, depreciation and amortization                    (4,058)     (10,781)
Well impairment and abandonment charges                     (3,528)          --
                                                         ---------    ---------

Results of continuing operations from oil
  and gas producing activities                                 365          487
                                                         =========    =========

Net results of operations from discontinued
  oil and gas producing activities                           7,385     (144,477)
                                                         ---------    ---------

Company's share of equity method investees
  results of oil and gas operations                      $      --    $ (67,758)

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 6 - PARTNERSHIP INTERESTS

On July 20, 2004, BPK entered into a Purchase and Sale Agreement with BP Preferred Acquisition, LLC, a Delaware limited liability company ("BP Acquisition") and an entity related through common ownership. Pursuant to the terms of the agreement, BPK sold 100% of its ownership interests in CSR-Hackberry Partners, L.P., BPK South Valentine, L.P., PH Gas, L.P., Touchstone Resources 2001-Hackberry Drilling Fund, L.P., Louisiana Shelf Partners, L.P., PHT Partners, L.P. and LS Gas, LLC, in consideration for which BP Acquisition agreed to cause BPK to be released from any and all liabilities and obligations under the Trident Notes and CSOR Note, and all agreements related thereto. BPK has obtained releases from all such obligations.

The net results of operations for CSR-Hackberry Partners, L.P. and BPK South Valentine, L.P. have been classified as discontinued operations for all periods presented. The revenues for the entities in 2005 and 2004 were $0 and $11,846, respectively.

In October 2004, BPK entered into the First Amendment to Purchase and Sale Agreement with BP Acquisition. Pursuant to the terms of the amendment, BPK included the note receivable in the amount of $224,000 due from CSR Hackberry as part of the original agreement dated July 20, 2004.

CSR-Waha Partners, L.P.

On January 15, 2003, BPK purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP ("CSR-Waha"), a Delaware limited partnership from Endeavour International Corporation, formerly known as Continental Southern Resources, Inc. ("CSOR" or "Endeavour"), then a related party. The purchase price of $2,000,000 consisted of $150,000, which was payable upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of BPK common stock. The note term was subsequently extended to June 30, 2004 in consideration of BPK's issuance of 100,000 shares of common stock to CSOR. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. BPK and CSOR had one common director who was the President of BPK at the time the transaction was completed.

As of December 31, 2004, CSR-Waha owed the operator of the wells approximately $279,400. CSR-Waha has recorded impairment charges of $0 and $212,725 during the years ended December 31, 2005 and 2004, respectively, as a result of certain wells going offline during 2004. CSR-Waha recorded depletion expense of $9,257 and $32,140 for 2005 and 2004, respectively.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


On July 20, 2005, CSR-Waha entered into an agreement with Patterson Petroleum, LP ("Patterson"), pursuant to which CSR Waha surrendered all interests in the Ligon State 22-1H, Ligon State 22-2, Ligon State 22-3, Ligon State 22-5 and the associated leasehold to Patterson through a special warranty deed and paid Patterson $20,000 in cash in exchange for Patterson releasing CSR Waha of all unpaid joint interest billings in the amount of approximately $265,000. CSR Waha recorded a gain on disposition of approximately $183,000 which has been recorded as part of income from discontinued operations for the year ended December 31, 2005.

The results of operations for CSR Waha have been classified as "discontinued operations" for 2005 and 2004 and revenues for 2005 and 2004 were $25,065 and $121,322, respectively.

NOTE 7 - MINERAL INTERESTS OPTION

In April 2004, BPK entered into an Assignment and Assumption Agreement (the "Agreement") with Montex Exploration, Inc., a related party, ("Montex") whereby BPK assumed all of the rights and responsibilities of Montex under a binding letter of intent by and between Montex and Bell Coast Capital Corp. ("Bell Coast") with respect to exploration of the Shadow Mountain Project in Mongolia (the "Interest"). The company acquired the right from Montex to acquire up to a 50% interest in and to the mineral claims/concessions, which were wholly-owned by Bell Coast and which are subject to government restrictions and/or taxes that would be applied proportionally to both Bell Coast and the Company as optionor; and subject to a two percent smelter royalty to the original vendors. The Company earns its interest in the mineral claim based on how much money is provided by it (and previously by Montex) during the eighteen month period of the agreement to Bell Coast for exploration cost. If the collective amount of money paid to Bell Coast by the Company and Montex was less than the required $2,525,000CDN, its share of the interest would be proportionally reduced provided a minimum of $500,000 is spent. The mineral claims/concessions cover approximately 138,000 acres of land in the South Gobi Province of Mongolia. The interest was designed to explore and develop a copper and gold mining prospect. In consideration of the assignment, BPK paid $184,000 to Montex and issued 5,000,000 shares of its common stock to Montex valued at $950,000 (based on the closing price of BPK's common stock on the date of the agreement) to Montex, and reimbursed Montex for all fees and expenses incurred by Montex in connection with the preparation, negotiation and execution of the letter of intent. On December 31, 2004, BPK decided not to continue to pursue the option in the Interest and consequently impaired the previously capitalized cost of $1,034,000.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 8 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to significant portions of the deferred tax asset (liability) are as follows at December 31, 2005:

Deferred tax asset
   Tax benefit arising from net operating loss carry forward          2,300,700
   Other                                                                 72,200
                                                                    -----------
                                                                      2,372,900

Less valuation allowance                                             (2,372,900)
                                                                    -----------

Net deferred tax asset                                              $        --
                                                                    ===========


Income tax benefit (expense) consists of the following at December 31, 2005:

Deferred
   Federal                                                          $  (542,000)
   State                                                               (116,700)
Federal and state benefit of net operating loss carry forward         1,821,500
                                                                    -----------
                                                                      1,162,800

Less valuation allowance                                             (1,162,800)
                                                                    -----------

Income tax benefit                                                  $        --
                                                                    ===========

NOTE 8 - INCOME TAXES (Continued)

At December 31, 2005, BPK had net operating loss carry forwards for federal and state income tax purposes amounting to approximately $5,818,000. The federal and state net operating loss carry forwards expire beginning 2018 through 2022. Recognition of the benefits of the deferred tax assets will require that BPK generate future taxable income. There can be no assurance that BPK will generate any earnings or any specific level of earnings in future years. Furthermore, the use of certain net operating losses has become subject to annual limitations based on changes in the ownership of the Company's common stock, as defined by
Section 382 of the Internal Revenue Code, as a result of the conversion of the Series A Convertible Preferred Stock in 2004 (see Note 10) and the impending GTG transaction in the second quarter of 2006 (see Notes 2 and 14). As a result, BPK has established a valuation allowance for deferred tax assets (net of liabilities) of $2,372,900 as of December 31, 2005.

The following table presents the principal reasons for the difference between BPK's effective tax rates and the United States federal statutory income tax rate of 35%.


                                                           December 31,
                                                       2005            2004
                                                   -----------     -----------
Federal income tax benefit at statutory rate       $   152,700     $ 2,534,000
Nondeductible expenses                                  (2,700)     (2,572,200)
State income tax benefit (net of effect of
  federal benefit)                                      19,900         327,700
Reduction in net operating loss carry forward       (1,332,700)             --
Valuation allowance                                  1,162,800        (289,500)
                                                   -----------     -----------
Income Tax Benefit                                 $        --     $        --
                                                   ===========     ===========
Effective Income Tax Rate                                    0%              0%
                                                   ===========     ===========

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 9 - NOTES PAYABLE

In April 2002 and in July 2003, BPK entered into two loan agreements pursuant to which it borrowed a total of $2,100,000 from Trident Growth Fund, L.P("Trident"). BPK's obligation to repay the loans were evidenced by two 12% convertible promissory notes ("Trident Notes") in the principal amounts of $1,500,000 and $600,000, respectively, and secured by substantially all of the assets of BPK including a collateral mortgage and assignment of lease and working interests in BPK's oil and gas wells. The loans originally matured on October 31, 2003, and were amended to extend the maturity dates to June 30, 2004 and to July 31, 2004. As an inducement to make the loans and to extend their maturity dates, BPK issued Trident warrants to purchase a total of 545,000 shares of BPK's common stock, with initial exercise prices ranging from $1.00 to $0.38 per share and a term of 10 years. In February and March 2004, the conversion price of the loan and warrants were reset to $0.20 and again to $0.13 per share, respectively. The shares underlying the convertible debt and warrants were subject to a registration rights agreement requiring the Company to register a sufficient number of shares within 180 days of each respective loan agreement. The registration rights agreement contained a penalty for noncompliance of .1% of all outstanding Company stock per day payable in common shares but provides for no other settlement alternative.

NOTE 9 - NOTES PAYABLE (Continued)

Under Emerging Issues Task Force ("EITF") 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments," BPK allocated the proceeds from the original issuances of the convertible promissory notes and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $225,000 for the 300,000 warrants issued with the original convertible loan from April 2002 and $39,600 for the 120,000 warrants issued for the additional loan in July 2003. A beneficial conversion discount of $1,275,000 for the original convertible note was recorded in 2002. In 2003 BPK recorded a beneficial conversion discount of $118,547 on the second loan from Trident. BPK recorded an additional $441,853 beneficial conversion feature in 2004 related to the resets of the conversion price. For 2005 and 2004, BPK amortized $0 and $499,997, respectively of the discount related to the value of the warrant and beneficial conversion feature as interest expense using the effective interest method which resulted in effective interest rates for these notes ranging from 29.6% at inception in April 2002 to 258.4% in March of 2004.

In February 2004, Trident exercised its rights under the loan agreements and converted $30,000 of principal into 150,000 shares of common stock of BPK.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


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

Related Party Notes Payable

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

During July 2004, BPK entered into a Purchase and Sale agreement with BP Acquisition whereby it sold its interests in various limited partnerships in consideration for the assumption by BP Acquisition, LLC and the release of the obligations under the CSOR Note. As of December 31, 2004, the remaining outstanding principal balance of the loan was $0, and the financing cost referred to above was fully amortized.

During December 2004, BPK borrowed a total of $90,000 from Montex and issued various 5.25% demand promissory notes. The balance remained outstanding as of December 31, 2004.

During 2005, BPK borrowed an additional $215,000 from Montex and issued various 5.00%, 5.25%, and 10.00% demand promissory notes (See Note 11). During June 2005, the Company repaid $20,000 of these notes for which a total outstanding principal balance of $285,000 remains as of December 31, 2005.

On November 18, 2005 BPK borrowed $21,061 from BP Preferred Acquisition, LLC and issued a demand promissory note. The note bears at 7% per annum and the full amount plus accrued interest was outstanding at December 31, 2005 (See Note 14).

NOTE 9 - NOTES PAYABLE (Continued)

During the fourth quarter of 2005, BPK borrowed $500,000 from K. David Stevenson, the principal of Montex, and issued a 10.00% demand promissory note. The balance remained outstanding as of December 31, 2005. As an inducement to issue the note, BPK issued warrants to Montex to purchase 300,000 shares of common stock at an exercise price of $.13 per share (See Note 11). The warrants have a term of three years. In accordance with Accounting Principles Bulletin 14, "Accounting for Convertible Debt and Debt Issued with stock purchase warrants" the Company recorded a $24,000 discount in connection with this transaction and the discount was fully amortized as of December 31, 2005. The Company used a Black Scholes model to calculate the value of the warrants. Certain significant assumptions used in the model were a common stock volatility rate of 82% and a risk free rate of return of 4.4%.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


Other Notes Payable

During December 2005, BPK borrowed $400,000 from PHT Gas Corporation and issued a 10.00% demand promissory note with a maturity date of March 31, 2006. The balance remained outstanding as of December 31, 2005. On January 9, 2006 BPK and PHT Gas Corporation reduced the promissory note to $250,000 upon the Company repaying $150,000 of principal. All other terms and conditions remained unchanged. On March 9, 2006 BPK paid off the loans plus accrued interest (See
Note 14).

During 2004, BPK borrowed an additional $44,000 from 1025 Investments and issued various 3% demand promissory notes for a total outstanding principal balance of $50,000 as of December 31, 2004. No borrowings or payments were made on this note during 2005.

As of December 31, 2005, BPK had other demand notes outstanding totaling
$22,556.

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

NOTE 10 - SERIES A 10% CONVERTIBLE PREFERRED STOCK

On February 21, 2003, BPK issued 5,538,461 of the 10,000,000 shares of Series A 10% Convertible Preferred Stock, which was valued at $3,600,000 based upon the value of the consideration received and the redemption amount. The holders of shares of this stock were entitled to receive dividends at a rate of 10% per annum which accrued from the date of issuance of each share payable semi-annually in arrears on June 30 and December 31 of each year. These dividends had preference over common stock cash dividends.

NOTE 10 - SERIES A 10% CONVERTIBLE PREFERRED STOCK (Continued)

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

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


The shares were issued in consideration for 4,390,000 ordinary shares and warrants to acquire 1,463,333 ordinary shares of ORCH.

On February 27, 2004, BP Investments, LP ("BP") entered into an agreement to purchase 5,538,461 shares of BPK's Series A Convertible Preferred Stock from ORCH. Subsequent to the sale, on March 23, 2004, BPK authorized certain amendments to the certificate of designation of the Series A Convertible Preferred Stock. The restriction limiting the number of shares issuable to the holder of the Series A Convertible Preferred stock upon conversion that would result in the holder beneficially owning less than 4.99% of the Company's issued and outstanding common stock was eliminated. The conversion rate was also increased from one share of common stock for each share of Series A Convertible Preferred convertible to five shares of common stock for each share of Series A Convertible Preferred Stock. On the date of change in the conversion rate of the Series A Shares, the closing price of the common stock of BPK was $0.21 per share. In 2004, BPK recorded a preferred dividend, which amounted to $4,652,307 based on the value of the additional shares of common stock issuable on conversion at the new conversion rate. On April 12, 2004, BP exercised its rights and converted 100% of the outstanding shares of Series A Convertible Preferred Stock into 27,692,305 shares of common stock of BPK, which may have resulted in a change in control of BPK, since this represented approximately 65% of the issued and outstanding common stock of BPK on that date. This resulted in BPK recording additional equity of $3,999,708, which included the reversal of the accrued dividend of $399,708. See Also Note 17.

NOTE 11 - STOCKHOLDERS' DEFICIT

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

On February 27, 2004, BPK entered into a securities purchase agreement with ORCH, whereby ORCH purchased 829,755 shares of BPK's Series B Convertible Preferred Stock and warrants to purchase 150,000 shares of BPK's common stock at an exercise price of $0.55 per share which expire on February 27, 2007. On the date of issuance, the closing price of the common stock of BPK was $0.21 cents per share. Based on this closing price, BPK valued the Series B Convertible Preferred Stock in the amount of $174,249 and using the Black-Scholes model, valued the warrants at $13,600 for total consideration of $187,849. In consideration for the receipt of the Series B Convertible Preferred Stock and warrants, ORCH agreed to cancel the total outstanding principal balance on the Libor Loan Facility and to waive the interest payable and the arrangement fee on the facility, the total of which amounted to $504,348 as of February 27, 2004.

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

Under the guidance of SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", BPK recorded a gain in the amount of the difference between the value of the loans, interest and fees extinguished in excess of the value of the securities issued to satisfy those liabilities, which amounted to $316,499 as of December 31, 2004.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


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

During July 2004, BPK entered into a Purchase and Sale agreement with BP Acquisition whereby BPK sold its interests in various limited partnerships and limited liability companies in consideration for which BP Acquisition agreed to cause BPK to be released from any and all liabilities and obligations under the Trident Notes and CSOR note, and all agreements related thereto. Since certain common ownership and control exist between BPK and BP Acquisition and in accordance with Staff Accounting Bulletin 79, Topic 5T "Accounting for Expenses or Liabilities Paid by Principal Stockholder," BPK accounted for the disposal of the assets and releases from its liabilities under the original notes as a contribution of additional paid in capital in the amount of $2,577,346.

In March 2005, BPK commenced raising capital through a private offering of up to 22,500,000 shares of common stock, $.001 par value per share, and warrants to acquire up to 11,250,000 shares of common stock. The shares and warrants were sold in units comprised of two shares of common stock and one warrant ("units"). The units were sold at a purchase price of $0.26 per unit. Each warrant is initially exercisable into one share of common stock at an exercise price of $0.30 per share, subject to adjustment; for a period of three years from the date of issuance. During April 2005, BPK sold a total of 1,500,000 units for $390,000. In addition, the Company accrued $19,500 to Montex for finders fees related to this transaction and those fees were still unpaid as of December 31, 2005. The holders of the units have been granted piggyback registration rights on the next registration statement that the Company issues covering the stock and the stock underlying the warrants. This private offering was closed as of June 30, 2005.

On June 21, 2005, the Company issued options to purchase 50,000 shares of the Company's common stock at $0.17 per share (the closing trading price of the Company's common stock on that day) to each of its two new directors. The options have a term of five years and were fully vested upon issuance.

On October 28, 2005, BPK issued warrants to purchase up to 300,000 shares of common stock in connection with a loan from K. David Stevenson, a related party (see Note 9). Each warrant is exercisable into one share of common stock at an exercise price of $0.13 per share for a period of three years from the date of issuance.

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

In 2004 and 2005 the Company issued demand promissory notes for monies borrowed from Montex (see Note 9) in which the interest rate charged by the stockholder, ranging from 5% to 5.75%, was significantly below the Company's borrowing rates charged to it by outside third parties of 10%. The Company has imputed additional interest expense to increase the interest charged to 10% and has included the amount in 2005 of $7,778 as additional paid-in capital.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


Stock Warrants

BPK had the following outstanding common stock warrants to purchase its securities at December 31:

                                                 2005                                       2004
                                ---------------------------------------    ----------------------------------------
                                     Number of          Exercise Price          Number of           Exercise Price
Description of Series             Warrants issued          Per Share         Warrants issued          Per Share
----------------------------    -------------------    ----------------    -------------------    -----------------
Expire February 2007                     650,000            $   0.30                650,000             $   0.30
Expire February 2007                     150,000            $   0.55                150,000             $   0.55
Expire April 2007                      1,250,000            $   0.30              1,250,000             $   0.30
Expire April 2008                      1,500,000            $   0.30                     --                    --
Expire July 2008                         120,000            $   0.13                120,000             $   0.13
Expire October 2008                      300,000            $   0.13                     --                    --
Expire July 2014                         400,000            $   0.13                400,000             $   0.13
Expire April 2012                        425,000            $   0.13                425,000             $   0.13
                                -------------------                        -------------------
Common Stock                           4,795,000                                  2,995,000
                                ===================                        ===================

2004 Stock Incentive Plan

The 2004 Stock Incentive Plan was approved by the board of directors in November 2004. This Plan provides for up to 7,500,000 shares of the Company's common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock options, restricted stock, stock appreciation rights and other stock based performance awards. Under the plan, option based and appreciation rights awards cannot be issued at less than 85% of the price of the underlying common stock and exercise terms cannot exceed 10 years. The board has the right to set exercisability restrictions in its discretion and to determine the manner in which it allows awards to be settled. As of December 31, 2005, options representing 600,000 shares of the Company's common stock were outstanding under the plan.

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

Stock Options

BPK follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, BPK has continued to utilize APB No. 25 in accounting for its stock-based compensation to employees. The following tables summarize BPK's stock option activity and related information during 2005 and 2004.

                                                           2005                                     2004
                                          -------------------------------------    --------------------------------------
                                                                   Weighted-                                Weighted-
                                             Number of             Average            Number of             Average
                                              Shares           Exercise Price           Shares           Exercise Price
                                          ----------------     ----------------    -----------------    -----------------
      Balance at beginning of year               525,000            $    0.14          725,000                $   0.64
      Granted                                    100,000                 0.17          500,000                    0.13
      Expired                                    (25,000)                0.40         (700,000)                   0.65
                                          ----------------     ----------------    -----------------    -----------------
      Balance at end of year                     600,000             $   0.15          525,000                $   0.14
                                          ================     ================    =================    =================


The weighted average grant-date fair value of options granted during 2005 and 2004 was $0.14 per share and $0.04 per share, respectively.

                                          OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                       -----------------------------------------------------------    ----------------------------------
                            Number of               Weighted          Weighted             Number            Weighted
     Range of           Outstanding Shares          Average            Average         Exercisable at         Average
     Exercise            at December 31,           Remaining          Exercise          December 31,         Exercise
      Prices                   2005              Contract Life          Price               2005               Price
-------------------    ---------------------     ---------------    --------------    ------------------    ------------
     $     0.13                500,000                3.88             $  0.13             500,000           $  0.13
     $     0.17                100,000                4.47             $  0.13             100,000           $  0.13

NOTE 12 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

BPK entered into a consulting agreement with ESC Consulting Services Corp. on May 31, 2002. This agreement is for 36 months with a total compensation of $216,000, to be paid $6,000 on the first day of each month. BPK incurred $75,000 and $72,000 of consulting expense in 2005 and 2004, respectively. In April 2004, the president of ESC Consulting became a director and sole officer of BPK after the resignation of BPK's former director and sole officer. In July 2004, the president of ESC Consulting resigned as BPK's director and sole officer. In June 2005, the president of ESC Consulting became a director of BPK.

NOTE 13 - COMMITMENT AND CONTINGENCIES

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

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


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

NOTE 14 - SUBSEQUENT EVENTS

On February 9, 2006 BPK entered into an exclusive agreement with an investment banking firm (the "Firm") to facilitate the Company's efforts to raise capital. The agreement is in effect for six months. In connection with the Company's recent financings the Company paid or accrued $165,800 of fees and expenses to the Firm and agreed to issue warrants to the Firm to purchase 130,800 shares of common stock.

On February 14, 2006, BPK commenced raising capital through a private placement offering by issuing subordinated convertible notes (the "Notes") and warrants to acquire up to approximately 5,000,000 shares of its common stock. The Notes and warrants were sold in units (the "Units") comprised of one Note in the principal amount of $50,000 and one warrant to purchase 333,333 shares of common stock. The purchase price was $50,000 per Unit. During February 2006, BPK sold a total of 15 units for gross proceeds of $750,000.

The Notes are convertible at the option of the purchaser into common stock at a conversion price of $0.15 per share and bear interest at 10% per annum. The unpaid principal balance of the Notes, together with all accrued and unpaid interest thereon, are due on the earlier of, the date of the consummation of the proposed business combination between the Company and GTG or the first anniversary of the date of the applicable note.

Each warrant is initially exercisable into common stock at an exercise price of $0.27 per share, is subject to adjustment; and can be exercised at any time during the three year exercise period.

NOTE 14 - SUBSEQUENT EVENTS (Continued)

In connection with the private offering, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") within 90 days after the private offering is completed and to have such registration statement declared effective by the SEC within 150 days after the private offering is completed. In the event the Company fails to file the required registration statement within the 90-day period or have such registration statement declared effective by the SEC within the 150-day period, the Company will be obligated to pay in cash or in shares of Common Stock (at the Company's option) an amount equal to 2% of the purchase price of the Units and an additional amount equal to 1% of the purchase price at the end of each subsequent 30-day period in which the registration statement is not filed or declared effective, as the case may be.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements

On January 30, 2006, we issued a $600,000 principal amount secured convertible debenture (the "Convertible Debenture") and a warrant to purchase up to 1,200,000 shares of our common stock to Trident Growth Fund, LP ("Trident"). The Convertible Debenture accrues interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and may be prepaid, in whole or in part, at our option upon 90 days written notice. Upon the occurrence of an event of default, the entire unpaid principal balance, together with accrued interest, will at the option of Trident become immediately due and payable in full, interest will accrue at the lesser of: (i) 18% per annum or (ii) the maximum rate allowed under applicable law. The Convertible Debenture is due the earlier of: (i) January 30, 2007; or
(ii) the date of any Change of Control, as defined in therein. The proposed acquisition of Graphite does not constitute a Change of Control so long as it is closed by May 20, 2006. As of the date of this report, the outstanding principal balance due on the Trident Note is $300,000.

The Convertible Debenture is convertible in whole or in part at the option of Trident into shares of our common stock at an initial conversion price of the lesser of: (i) $0.13 per share; or (ii) the average price per share of our next debt or equity financing resulting in gross proceeds of at least $3,000,000. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price, as applicable, less than the conversion price in effect immediately prior to such issuance, the conversion price will automatically be adjusted to such lower price. The Convertible Debenture contains standard and customary affirmative covenants with which we are required to comply. Commencing 90 days after issuance of the Convertible Debenture, we are required to comply with certain financial covenants including maintaining minimum current ratio and cash flow coverage ratio.

In connection with the issuance of the Convertible Debenture, we issued a warrant to Trident to purchase up to 1,200,000 shares of our common stock. The warrant is immediately exercisable at an exercise price of the lesser of (i) $0.13 per share or (ii) the average price per share of our next debt or equity financing resulting in gross proceeds of at least $3,000,000. The warrant contains standard and customary cashless exercise provisions, and terminates five years from the date of grant. The exercise price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price, as applicable, less than the exercise price in effect immediately prior to such issuance, the exercise price will automatically be adjusted to such lower price.

On January 6, 2006, BPK borrowed $150,000 from S.G. Private Banking and issued a 10.00% promissory note with a maturity date of March 31, 2006. As of April 13, 2006 the Company was in default on this note. As a result, the note bears interest at 12% per annum. All other terms and conditions remain unchanged.

On January 18, 2006, BPK borrowed $250,000 from Bamco Gas, LLC and issued a 10.00% promissory note with a maturity date of March 31, 2006. On January 27, 2006 BPK borrowed an additional $100,000 from Bamco Gas, LLC and issued a 10.00% promissory note with a maturity date of March 31, 2006. During February 2006 BPK re-paid the loans in full.

During January 2006, BPK loaned GTG an additional $350,000 pursuant to the terms of the Credit Facility (See Note 4). On February 7, 2006 BPK amended the Credit Facility by increasing the borrowing limit by $1,000,000. In consideration of the amendment, GTG granted an option to the Company to purchase 13.33% of GTG's common stock outstanding for $1,000,000 at any time prior to December 31, 2008. The option can only be exercised if GTG does not proceed with the proposed business combination. On March 10, 2006, BPK amended the Credit Facility by increasing the borrowing limit an additional $1,000,000 to a total of $2,750,000, according to the existing terms and conditions of the agreement. As of April 15, 2006 the Company has advanced approximately $2.8 million to GTG.

In December 2005, the Company commenced discussions with GTG. GTG mines, manufactures, processes and sells natural and synthetic graphite and carbon based materials for use in numerous industries and applications. GTG has manufacturing/processing facilities dedicated to processing graphite located in New York and Pennsylvania and owns mining rights to operate graphite mines in Canada, Madagascar and China.

On March 9, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with GTG, the principal shareholders of GTG, and BPK Resources Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into GTG (the "Merger"). As a result of the Merger, GTG will survive as a wholly owned subsidiary of the Company. Completion of the Merger is subject to several conditions, including approval by the shareholders of GTG, the delivery by GTG of audited financial statements and other customary closing conditions. The Merger Agreement may be terminated by BPK, Merger Sub, GTG or the principal shareholders upon the occurrence or failure to occur of certain events, including a failure of the Merger to be consummated by March 31, 2006.

NOTE 14 - SUBSEQUENT EVENTS (Continued)

In consideration for the Merger: (i) the holders of issued and outstanding shares of GTG common stock will be entitled to receive an aggregate of (A) 40,000,000 shares of BPK common stock and (B) 585,000 shares of Series D Convertible Preferred Stock convertible into an aggregate of 58,500,000 shares of common stock, and (ii) the holders of issued and outstanding shares of GTG preferred stock will be entitled to receive an aggregate of 14,546 shares of Series E Convertible Preferred Stock convertible into an aggregate of 3,500,000 shares of common stock. In connection with the Merger, the Company has agreed to grant certain "piggyback" registration rights to GTG's shareholders.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


As of April 14, 2006, BPK raised gross proceeds of approximately $2,914,000 in a private placement offering (the "Offering") of convertible preferred stock and warrants. In connection with this offering, BPK designated 500,000 shares of its preferred stock as BPK Series C Preferred Stock ("Series C"). Series C holders have no voting rights and no rights to receive dividends. The offering consists of up to a maximum of 500,000 shares of BPK Series C, which are initially convertible into 50,000,000 shares of the Company's common stock, and warrants to acquire up to 25,000,000 shares of BPK common stock. The Offering is being sold in units consisting of one share of BPK Series C and one warrant to purchase 50 shares of the Companys' common stock at a purchase price of $17.00 per unit.

Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock.

Each warrant is exercisable at an exercise price of $0.34 per share. The exercise period for the Warrants commences on the date which is the earlier of:
(i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each warrant may be exercised in full; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each warrant may be exercised in full.

In connection with the private offering, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the "SEC") within 90 days after the private offering is completed and to have such registration statement declared effective by the SEC within 150 days after the private offering is completed. In the event the Company fails to file the required registration statement within the 90-day period or have such registration statement declared effective by the SEC within the 150-day period, the Company will be obligated to pay in cash or in shares of Common Stock (at the Company's option) an amount equal to 2% of the purchase price of the Series C and an additional amount equal to 1% of the purchase price at the end of each subsequent 30-day period in which the registration statement is not filed or declared effective, as the case may be.

On March 9, 2006 BPK paid approximately $268,550 for investment banking services in connection with the Offering.

On March 9, BPK paid off the entire amount owed to 1025 Investments.

During the first quarter of 2006, BPK made a payment of $190,780 to PHT GAS, LP.

On March 9, 2006, BPK repaid $21,509 to BP Preferred Acquisition, LLC (See Note
9).

On March 9, 2006, BPK paid $25,600 to FEQ Investments, paying off the balance owed at December 31, 2005.

On April 5, 2006, BPK issued an option under the 2004 Stock Incentive Plan (see
Note 11) to Mr. Giordano to purchase 2,100,000 shares of common stock at an exercise price of $.21 per share, the closing market price on the date of grant. The options expire five years from the date of grant.

NOTE 15 - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2005 and 2004 were as follows:

                         2005        2004
                    ---------   ---------
Interest            $      --   $      --
                    =========   =========
Income taxes, net   $      --   $      --
                    =========   =========

NOTE 16 - REVISION AND RESTATEMENT OF FINANCIAL STATEMENTS

The statements of cash flows have been revised to disclose the cash flows of discontinued operations to provide the detail of operating, investing and financing activities for the discontinued operations.

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


BPK has restated its statement of operations for the year ended December 31, 2004 from the amounts previously reported. The restatement include an adjustment to (a) record the gain on extinguishment of debt as other income instead of an extraordinary item. Following is a summary of the restatement adjustment:

                                                         As                            As
                                                      Reported      Adjustments     Restated
                                                     -----------    -----------    -----------
2004 Summary Statement of Operations:
  Total revenues                                     $   142,309    $        --    $   142,309

  Total operating expenses                             2,115,074             --      2,115,074
                                                     -----------    -----------    -----------
  Loss from operations                                (1,972,765)            --     (1,972,765)

  Other (income) expense                                 840,770             --        840,770
  Gain on extinguishment of debt                              --       (316,499)      (316,499)
                                                     -----------    -----------    -----------
  Total other expenses, net                              840,770       (316,499)       524,271
                                                     -----------    -----------    -----------
  Loss from continuing operations                     (2,813,535)       316,499     (2,497,036)

  Loss from discontinued operations                      (90,762)            --        (90,762)
  Extraordinary gain on extinguishment
    of debt                                              316,499       (316,499)            --
                                                     -----------    -----------    -----------
    Net income (loss)                                $(2,587,798)   $        --    $(2,587,798)
                                                     ===========    ===========    ===========

Basic and diluted loss per
  common share                                       $     (0.17)                  $     (0.17)

NOTE 17 - RESTATEMENT FOR REGISTRATION RIGHTS AGREEMENT SUBJECT TO DERIVATIVE ACCOUNTING

The Company subsequently evaluated its issuance of convertible debt and related warrants to Trident for possible application of derivative accounting under Statement of Financial Accounting Standard ("SFAS") No. 133: Accounting for Derivative Financial Instruments and Hedging Activities, Emerging Issues Task Force ("EITF") 00-19: Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, A Company's Own Stock, and EITF 01-6: The Meaning of "Indexed to a Company's Own Stock." It has determined that registration rights related to this issuance were subject to derivative accounting. In evaluating these registration rights and their related financial instruments, the Company applied the methodology of View C in EITF 05-4 Issue Summary No. 1 and accounted for them as a freestanding instrument.

The Company has calculated the initial value of the registration rights derivative on the date of the loan (April 2002) to be immaterial due to management's intention to file the registration statement and having sufficient funds to do so. The likelihood of not registering the underlying shares was remote. On December 31, 2002, the fair value of the derivative liability was calculated to be $762,000 and under SFAS 133 paragraph 18, the Company recorded a derivative expense in that amount. At December 31, 2003 the fair value was calculated to be $595,000 and the Company reversed derivative expense by $167,000. At March 31, 2004, the fair value was calculated to be $670,000 and the Company recorded derivative expense of $75,000. When the Company disposed of the loan in July 2004 it recorded the reduction of the derivative liability as a contribution of capital consistent with the accounting treatment of the other items being acquired by a related party. Since the Company disposed of this loan in connection with disposing of certain operation which are reflected as discontinued operations, the derivate expense and adjustment entries are reflected under discontinued operations.

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

The following table presents estimates of BPK's net proved developed oil and gas reserves:

                                                               December 31,
                                                         ---------------------
                                                           2005          2004
                                                         -------       -------
Proved developed reserves (bbls), beginning of year       10,631         5,389

Purchase of proved developed reserves (bbls), in place        --            --
Production                                                  (583)       (2,178)
Extension of reservoir                                        --            --
Revisions of previous estimates                           (8,539)        7,420
Sales of reserves in place                                (1,509)(1)        --
                                                         -------       -------
Proved developed reserves (bbls), end of year                 --        10,631
                                                         =======       =======
----------
(1) As discussed in Note 1, in July 2005 the Company assigned its interest in all of its leasehold interest held by CSR Waha Partners, LP to the well operator. The Company has treated the assignment as a "sale of reserves in place" in this table.

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

                               BPK RESOURCES, INC.
                   Notes to Consolidated Financial Statements


NOTE 18 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (Continued)

                                                   December 31,
                                               --------------------
                                                 2005        2004
                                               --------   ---------
Future cash inflows                            $     --   $ 233,882
Future production costs                              --     (44,316)
Future development costs                             --      (7,637)
Future income tax expense                            --     (17,397)
                                               --------   ---------
Future net cash flows (undiscounted)                 --     164,532

 Annual discount of 10% for estimated timing         --     (34,067)
                                               --------   ---------
 Standardized measure of future net            $     --   $ 130,465
                                               ========   =========


Changes in Standardized Measure

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31:

                                                                      2005         2004
                                                                   ---------    ---------
Standardized measure, beginning of period                          $ 130,465    $ 118,805
Net changes in sales prices and production costs related to               --      (32,355)
future production
Changes in estimated future development costs                             --       (7,637)
Net change due to revisions of estimated reserve quantities         (103,106)          --
Net change due to extensions, discoveries, and improved recovery          --           --
techniques
Net change due to purchases and sales of minerals in place (1)       (27,359)      73,762
Accretion of discount                                                     --      (22,110)
Previously estimated production costs incurred during the period          --           --
Net change in income taxes                                                --           --
                                                                   ---------    ---------
Standardized measure, end of period                                $      --    $ 130,465
                                                                   =========    =========

----------
(1) As discussed in Note 1, in July 2005 the Company assigned its interest in all of its leasehold interest held by CSR Waha Partners, LP to the well operator. The Company has treated the assignment as a "net change due to revisions of estimated reserve quantities" in this table.