Form 10QSB
period 2006-03-31
BPK RESOURCES INC
filed 2006-05-22
CIK 1093818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:March 31, 2006

[	] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number: 27339

BPK RESOURCES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0426887
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

106 Lakeside Avenue P.O. Box 210 Delano, PA 18220
(Address of Principal Executive Offices)

(800) 672-7979
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                                                                                                            Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                           Yes [ ] No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 95,789,914 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 12, 2006.

Transitional Small Business Disclosure Format (check one):              Yes [ ] No [ X ]

BPK RESOURCES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR FISCAL QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

Page

PART I

Item 1.	Financial Statements
Consolidated Balance Sheet (unaudited)
Consolidated Statements of Operations (unaudited)
Consolidated Statements of Cash Flows (unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the market prices of graphite and anthracite coal, which fluctuate widely and are affected by numerous factors beyond our control, including changes in the economic or regulatory environments of the United States and other countries, exchange rates, adverse claims to our property rights, our limited operating history, our ability to raise the additional capital necessary to execute our business plan, as well as those factors set forth in Item 2.01 of our Current Report on Form 8-K dated April 19, 2006 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2. Management’s Discussion and Analysis.

Unless the context otherwise requires, references to the “Company,” “BPK Resources,” “we,” “us” or “our,” mean BPK Resources, Inc. and our consolidated subsidiaries.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and as except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Item 2.01 of our Current Report on Form 8-K dated April 19, 2006 under the caption “Risk Factors”. The following should be read in conjunction with our financial statements and the related notes included elsewhere herein.

Background

During the past three years, we have been primarily in the business of acquiring, exploring and developing natural gas and oil properties. Over the past eighteen months, we have divested substantially all of our oil and gas interests. We currently maintain an approximate 4.5% working interest in the Hackberry prospect located in Jefferson County, Texas, which operated one well during 2005. During the fourth quarter of 2005, the well had been completely depleted and we recorded an impairment charge of $3,528 to fully impair the remaining balance of the well.

Having assessed the risks and capital necessary to acquire and develop new oil and gas exploration and development projects, we decided to exit this business and discontinue these operations. On April 19, 2006, we acquired Graphite Technology Group, Inc., a Delaware corporation ("Graphite Technology"), pursuant to an Agreement and Plan of Merger by and among the Company, a wholly owned subsidiary of the Company, Graphite Technology, Derek Hirsch and James E. Olive, the principal shareholders of Graphite Technology. In consideration for the merger we issued the holders of issued and outstanding shares of Graphite Technology common stock an aggregate of (i) 40 million shares of common stock, and (ii) 585,000 shares of Series D Convertible Preferred Stock convertible into an aggregate of 58,500,000 shares of common stock, and issued the holders of issued and outstanding shares of Graphite Technology preferred stock an aggregate of 14,546 shares of Series E Convertible Preferred Stock convertible into an aggregate of 3,500,000 shares of common stock. In connection with the merger, all of our directors and officers resigned and new directors and officers designated by Graphite Technology were appointed. Upon completion of the merger, Graphite Technology became a wholly owned subsidiary of the Company and is currently our sole operating subsidiary.

Overview

Prior to April 19, 2006, the Company’s business almost entirely related to its working interests in oil and gas development operations. Following the merger with Graphite Technology, the business of the Company is conducted exclusively by its wholly owned subsidiary. Our business is the manufacturing/processing and the selling of natural and synthetic graphite and carbon based materials for use in numerous industries and applications. We engineer and process a broad range of standardized particle sizes and blends of graphite and carbon additives, and operate manufacturing/processing facilities in New York and Pennsylvania and we are a co-developer of a processing plant in Chenzhou City, Hunan Province, China. We own mining rights to operate graphite mines in Canada and Madagascar and, through an equity interest, China. Our wholly owned subsidiary, Graphite Technology, is an ISO certified manufacturer: ISO 9001: 2000.

Our processing operations combine proprietary technologies, including run-of-mine carbon purification technology and manufacturing methodologies such as air driven high speed particle collision technologies, screening, blending, classifying and optimization materials routing technology for production of graphite powders for use by foundry and refractory businesses, manufacturers of steel and non-ferrous metals as well as manufacturers and producers of conductive coatings, lubricants, brake linings, industrial gasket materials, pencils and packaging, fillers and extenders.

We have collaborative ongoing research and development programs for materials and products with Ben Franklin Technology Partners, the Advanced Materials Institute of Lehigh University at Bethlehem, the Electrotechnology Applications Center (ETAC) at Northampton College and China Ocean University (Qingdao). We have independently developed proprietary carbon purification technology, which we intend to commercialize and incorporate in run-of-the-mine graphite production methodologies to cost effectively enhance carbon content levels of mined and manufactured graphite and carbon materials and to otherwise optimize the value of our mineral resources.

Scalable in place processing and mining technology, proprietary formulae and viable sources of raw material supply owned and controlled by us comprises the essential business infrastructure for it to compete effectively as a major supplier of graphite and carbon based materials to diverse industries. Our long-term business strategy is to build value by developing a fully integrated mining, manufacturing, processing and sales operation for natural and synthetic graphite products and carbon based materials (such as activated carbon, metallurgical coke and anthracite) and manufactured products conducive to our business infrastructure. We believe that the proprietary processing technology, proprietary formulae, experienced operators and control of supply sources from natural graphite mines in Canada, Madagascar and China will accelerate our business development in an industry that otherwise poses substantial barriers to entry. We believe that by successfully developing our mines, we will be more cost efficient than a stand-alone graphite mining operation or stand-alone graphite processing businesses. This strategy has been designed to position the Company as one of few global integrated suppliers of natural and synthetic graphite and carbon products.

Recent Developments.

The Company is party to a number of ongoing negotiations with various parties, the nature of which include: exclusive supplier agreements for anthracite coal, acquisition or joint venture of Pennsylvania based anthracite coal deposits and the purchase of the former LTV Steel plant located outside of Pittsburgh on the Ohio River, and the acquisition of a foreign manufacturing concern. We believe all of our business alliances, arrangements or acquisitions, if consummated, would enhance the overall business infrastructure of the Company and allow the Company to establish meaningful related business capabilities and increase sales and the potential for profit. There can be no assurance that any of the negotiations will be successful and result in new business arrangements or ownership of businesses by the Company.

Outlook

The graphite and carbon materials markets we serve are significant in scale and diversity and allow for significant growth. We have industry experienced operators, control of sources of long-term graphite supply, are party to raw material supplier agreements for carbon additive materials, and have established trade secret proven proprietary technology and product formulas, which together comprise an infrastructure which we believe will result in the Company’s products being accepted by customers on an accelerated basis. We believe that our business infrastructure will support rapid growth in all business lines in which we compete.

The business of the Company is partly dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United

States and the effect of that on periodic growth or decline in basic industries such as steel and metals, refractory, automotive and aerospace and electronics manufacturing industries. In addition, the business of the Company could be significantly affected by the commercialization of fuel cell technology and carbon based composite materials as well as the rate of development of applications utilizing carbon based materials solutions. The Company is an integrated resource and manufacturing concern and our business results will also be affected by our actual production costs of mining, production yield, and the then prevailing prices for mined materials as well as production levels of worldwide mining competitors. The Company’s primary mining activities are currently being established in China and Madagascar and are planned to be established in Canada at a later date. Mined natural graphite prices for volume grade materials are fully negotiated and there is no commodities exchange or futures market where graphite is traded. Historically, Chinese graphite mine suppliers have supplied greater than 50% of the graphite materials sold to world markets. In recent years, the price for graphite has increased, partly due to the increased use of graphite due to economic growth and modernization of China’s domestic economy and regional growth in Asia and India, and partly due to depletion of mined graphite from current operating mines, primarily in China.

Graphite prices for volume grades are fully negotiated. Graphite does not trade on a commodities exchange or on any exchange where auction pricing occurs. The following table lists prices for representative high carbon mined graphite grades as priced for the 24 month period ended March 2006 versus March 2004. The following table indicates the low price of price range quotes as compiled and reported by Industrial Minerals Magazine.

Graphite Pricing March '06 v March '04	April '06	April '04	% Change
Crystalline large, 94-97%C, +80 mesh	$ 800	$ 570	40%
Crystalline medium, 94%-97%C, +100 mesh	$ 730	$ 560	30%
Crystalline fine, 94-97%C, +100 mesh	$ 600	$ 450	33%
*Priced CIF Europe Source: Industrial Minerals Magazine

The price of mined graphite and manufactured raw material graphite affects our business results, particularly our gross product margins in numerous business lines. The affect of graphite price movements when higher will generally reduce, at least for some period, the gross margin realized on sales of manufactured/processed graphite however upward price movements are likely to result in higher gross product margin from our mining operations as and when those mines begin production. The affect of lower prices for mined graphite would reduce margin in our mining operations but not necessarily reduce margin in our manufacturing operations.

We have limited cash resources and have incurred substantial losses since inception. We will need to raise funds in order to launch our Canadian mine operations. Due to these and other factors, our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Revenues

Revenues consist of our allocated portion of the proceeds generated by our various oil and gas projects from the sale of oil and gas. Revenues were $0 for our fiscal quarter ended March 31, 2006 as compared to $6,940 for our fiscal quarter ended March 31, 2005. We have discontinued our oil and gas operations and will not generate any revenue from oil and gas sales in future periods. We expect to generate revenue from Graphite Technology, our sole operating subsidiary, in future periods.

Exploration and Production Expenses

Exploration and production expenses consist of geological and geophysical costs, exploratory dry hole expenses, leasehold abandonment expenses, production expenses, and other exploration and development expenses related to our oil and gas projects. Exploration and production expenses were $2,870 for our fiscal quarter ended March 31, 2006 compared to $1,746 for our fiscal quarter ended March 31, 2005. As we have discontinued our oil and gas operations, we will not incur any exploration and production expenses in future periods and will not generate any revenue from oil and gas sales in future periods.

General and Administrative Expenses

General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses were $417,786 for the fiscal quarter ended March 31, 2006 compared to $61,952 for our fiscal quarter ended March 31, 2005. The increase was due primarily due to an increase in professional fees incurred in connection with our financing transactions, acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. As a result of the acquisition, we now have a management team consisting of 4 officers, we have 20 employees, and we operate two plants. As a result, we expect general and administrative expenses to increase substantially in future periods.

Interest Expense

Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $1,176,178 for our fiscal quarter ended March 31, 2006 compared to $2,153 for our fiscal quarter ended March 31, 2005. The increase resulted primarily from a charge of $1,141,108 relating to the beneficial conversion rights of debt into common stock. This debt was a $600,000 secured convertible note we issued on January 30, 2006, and $750,000 principal amount of convertible notes that were issued in February 2006.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt. As of March 31, 2006, we had a cash balance of $530,931.

Net cash used in operating activities was $404,525 for the three-month period ended March 31, 2006 compared to $54,077 for the three-month period ended March 31, 2005. The $350,448 increase in cash used in operating activities was primarily due to an increase in net loss from our existing oil and gas business and expenses related to the merger with Graphite Technology such as professional fees and interest expense.

Net cash used in investing activities was $2,190,000 for the three-month period ended March 31, 2006 compared to $2,150 for the three-month period ended March 31, 2005. The $2,187,850 increase in cash used in investing activities was due primarily to $2,208,000 of advances we made to Graphite Technology prior to completing the acquisition.

Net cash provided by financing activities was $3,082,059 for the three-month period ended March 31, 2006 compared to $55,000 for the three-month period ended March 31, 2005. The $3,027,059 increase in net cash provided by financing activities was due primarily to an increase in the amount of net proceeds received from the issuance of convertible notes of $1,618,000 and convertible preferred stock of $2,081,737 which was offset by a decrease in debt of $672,678. The proceeds were used primarily to fund advances to Graphite Technology prior to completing the acquisition.

At March 31, 2006, we had a working capital surplus of $573,110 as compared to a deficit of $927,806 at March 31, 2005. The $1,764,916 increase in working capital was due primarily to an increase in notes and interest receivable of $2,624,971, an increase in notes payable of $1,414,384, an increase in cash of $516,122, a by decreases in accounts payable and accrued expenses of $71,419, accounts receivable of $31,740 and prepaid expenses of $1,472.

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

On February 14, 2006, we obtained gross proceeds of $750,000 through the issuance of unsecured notes, convertible into shares of our common stock and warrants to purchase up to 5,000,000 shares of common stock. These notes were converted at the date of the consummation of the merger with Graphite and were converted at a conversion price of $0.15 per share. The warrants issued in connection with the $750,000 are immediately exercisable for a term or three years at an exercise price of $0.27 per share.

Between March 1 and April 18, 2006, we obtained gross proceeds of $3,202,987 through the issuance of 188,411 units consisting of shares of Series C Convertible Preferred stock and warrants to purchase an aggregate of 9,420,550 shares of common stock. Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock.

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

Based on our available cash resources, securities subscribed for, and expected revenues from operations, we will have sufficient funds to continue to operate at current levels for the next 12 months. We intend to obtain additional funds through sales of debt or equity securities in order to fully implement our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer, who serves as our principal financial officer ("Treasurer"). Based upon that evaluation, our CEO and reasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our Chief Executive Officer and Treasurer concluded that, in light of the fact that we have had to file for extensions of the due date for a number of the periodic reports we are required to file with the Securities and Exchange Commission, our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Between March 1 and April 18, 2006, we obtained gross proceeds of $3,202,987 through the issuance of 188,411 units consisting of shares of Series C Convertible Preferred stock and warrants to purchase an aggregate of 9,420,550 shares of common stock. Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock.

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

This offering and sale of units qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The offering was done with no general solicitation or advertising. In addition, all the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, certificates bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not be part of a public offering. Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 5.	Other Information.

[8-K events not reported during first quarter, 8-K events occurring within the last 4 business days, and any matters of a material nature that you wish to disclose]

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May ___, 2006	BPK RESOURCES, INC. ___________________________________ _______________________ Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of Chief Financial Officer of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

BPK RESOURCES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statements of Operations – (unaudited)	4

Condensed Consolidated Statements of Cash Flows – (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BPK RESOURCES, INC.

Condensed Consolidated Balance Sheet

ASSETS

March 31,
2006
(Unaudited)
Current assets
Cash and cash equivalents	$530,931
Notes and interest receivable	2,646,560
Prepaid expenses	2,926

Total current assets	$3,180,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$544,932
Accounts payable and accrued expenses – related party	160,813
Notes Payable	1,512,562
Notes payable – related party	125,000

Total current liabilities	2,343,307

Commitments and contingencies

Stockholders’ Equity
Preferred stock, Series B, $.001 par value authorized 9,500,000 shares;
829,755 shares issued and outstanding; liquidation preference $456,365.	830
Preferred stock, Series C, $.001 par value authorized 500,000 shares;
129,411 shares issued and outstanding; liquidation preference $2,199,987.	129
Common stock, $.001 par value authorized 100,000,000 shares;
54,759,503 shares issued, issuable and outstanding.	54,759
Additional paid in capital	18,412,509
Deficit accumulated during development stage	(17,631,117)

Total stockholders’ equity	837,110

$3,180,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

BPK RESOURCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$-	$6,940

Operating expenses
Production expenses	2,870	1,746
Depletion and amortization	-	2,525
General and administrative	417,786	61,952

Total operating expenses	420,656	66,223

Loss from operations	(420,656)	(59,283)

Other (income) expense
Interest income	(48,938)	-
Interest expense – related party	-	1,779
Interest expense	1,176,178	374

Total other expenses, net	1,127,240	2,153

Loss from continuing operations	(1,547,896)	(61,436)
Income from discontinued operations	-	5,450
Net loss	(1,547,896)	(55,986)

Preferred dividend on Series C preferred stock	2,084,422	-
Net loss to common shareholders	$(3,632,318)	$(55,986)

Basic and diluted loss per common share	$(0.07)	$(0.00)

Basic and diluted weighted average common
shares outstanding	54,270,614	51,259,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

BPK RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net cash used in operating activities	$(404,525)	$(54,077)

Cash flows from investing activities
Advances		-
Repayment from unrelated party	550,000	-
Loan to unrelated party	(2,740,000)	(2,150)

Net cash used in investing activities	(2,190,000)	(2,150)

Cash flows from financing activities
Issuance of debt	1,618,000	-
Issuance of debt – related party	(39,061)	55,000
Repayment of debt	(578,617)	-
Issuance of preferred stock, net of offering costs	2,081,737	-

Net cash provided by financing activities	3,082,059	55,000

Net increase in cash and cash equivalents	487,534	(1,227)

Cash and cash equivalents, beginning of period	43,397	16,036

Cash and cash equivalents, end of period	$530,931	$14,809

Supplemental disclosure of non cash investing and
Financing activities:
Notes payable repaid through the assignment of
notes receivable	$675,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by BPK Resources, Inc. (“BPK”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although BPK believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in BPK’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

NOTE 2 - NEW ACCOUNTING STANDARDS

Effective January 1, 2006, BPK adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, share-based compensation to employees was recorded in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. BPK adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. There was no compensation cost related to non-qualified stock options recognized in operating results for the three months ended March 31, 2006 and 2005.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of BPK are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14: “Share-based Payment,” to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating he need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets---An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

servicing liabilities be initially measured at fair value, if practical. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be the beginning of its' fiscal 2007. Management does not believe the adoption of SFAS 156 will have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible preferred stock and debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments are not included in diluted earnings per share due to their anti-dilutive effect. The following table summarizes the potentially issuable common shares:

March 31
2006
Warrants	17,578,045
Options	100,000
Convertible debt	7,307,692
Series B convertible preferred stock	829,775
Series C convertible preferred stock	12,941,000
Total	38,756,512

Reclassifications

Certain reclassifications have been made to conform the prior year’s data to the current presentation. These reclassifications had no effect on reported earnings.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of BPK as a going concern. BPK incurred net losses to common stockholders of $3,632,318 for the three months ended March 31, 2006 and has an accumulated deficit of $16,961,117 as of March 31, 2006. Consequently, the aforementioned items raise substantial doubt about BPK’s ability to continue as a going concern.

As discussed in the Company's 2005 annual report filed on form 10-KSB, BPK has exited the oil and gas industry and subsequent to March 31, 2006 has acquired Graphite Technology Group (see Note 10).

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

NOTE 5 - OIL AND GAS INTERESTS AND LIMITED PARTNERSHIP INTERESTS

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

On April 26, 2002, BPK acquired an interest in Hooks State Gas Unit Number 1 (“Hooks”) and an interest in Melton Well Number 1 (“Melton”), located in the Hackberry Trend in Jefferson County, Texas (collectively, the “Prospects”), for a purchase price of $350,000. BPK acquired these assets through an assignment from Vitel Ventures Corporation (“Vitel”). Vitel held the right to purchase these assets from Touchstone Resources USA, Inc. (“Touchstone”) in exchange for the cancellation of a loan in the principal amount of $350,000, which it had previously extended to Touchstone. Upon receiving payment from BPK, Vitel immediately exercised the rights and assigned them to BPK. Consequently, Touchstone transferred the gross working interest in the Prospects to BPK. BPK capitalized $5,612 in legal fees and recorded depletion expense in the amount of $0 and $2,525 regarding this investment for the three months ended March 31, 2006 and 2005, respectively.

Since BPK has exited the oil gas business all proved and unproved properties had been written off as of December 31, 2005.

CSR-Waha Partners, L.P.

On January 15, 2003, BPK purchased a 99% Limited Partnership Interest in CSR-Waha Partners, LP (“CSR-Waha”), a Delaware limited partnership from Endeavour International Corporation, formerly known as Continental Southern Resources, Inc. (“CSOR” or “Endeavour”), a then related party. CSR-Waha owns a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas. BPK and CSOR had one common director who was the President of BPK at the time the transaction was completed.

As of March 31, 2005, CSR-Waha owed the operator of the wells approximately $273,000. As of March 31, 2006, CSR-Waha had no material oil and gas payables. CSR-Waha recorded depletion expense of $0 and $4,210 for the three months ended March 31, 2006 and 2005, respectively.

BPK accounts for its investment in CSR Waha Partners, L.P. using the consolidation method. The Company has not adjusted its stockholders equity for the 1% minority interest due to its immaterial amount.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible notes consisted of the following:

March 31,
2006

12% Convertible Debentures	$600,000
10% Convertible Debentures	750,000
10% Promissory notes	150,000
5% - 5.25% Montex notes – related party	125,000
Other	12,562
$1,637,562

Related Party Transactions

Prior to the acquisition of GTG, as of December 31, 2005 the Company loaned a total of $675,000 to Bright Brains,

Inc., an unrelated party, ("Bright Brains") as bridge financing in contemplation of entering into a letter of intent to acquire Bright Brains. The loans were due on demand and accrued interest at a rate of 10% per annum. During the fourth quarter of 2005, BPK borrowed $500,000 from K. David Stevenson, the principal of Montex Exploration ("Montex"), and issued a 10.00% demand promissory note. Montex is a shareholder of BPK. The Company and Bright Brains terminated the merger negotiations in December of 2005.

In February 2006, the Company assigned its rights and obligations covering $500,000 of the Bright Brains notes to K. David Stevenson and assigned the balance of the Bright Brains notes to Montex. In exchange for the assignment

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

K. David Stevenson released BPK from it's obligations under a $500,000 note and Montex released BPK from it's obligations for $175,000 of debt.

NOTE 7 - STOCKHOLDERS’ EQUITY

Stock Warrants

BPK had the following warrants outstanding to purchase its common stock at March 31, 2006:

Expiration Date	Exercise Price	Shares

February 2007	$ 0.55	150,000
February 2007	$ 0.30	650,000
April 2007	$ 0.30	1,250,000
April 2008	$ 0.30	1,500,000
July 2008	$ 0.13	120,000
October 2008	$ 0.13	300,000
February 2009	$ 0.20	112,500
February 2009	$ 0.27	4,999,995
February 2009	$ 0.34	1,470,550
March 2009	$ 0.34	5,000,000
January 2011	$ 0.13	1,200,000
April 2012	$ 0.13	425,000
July 2014	$ 0.13	400,000

Common Stock		17,578,045

BPK had the following outstanding common stock options to purchase its securities as of March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number of	Weighted	Weighted	Number	Weighted
Range of	Outstanding Shares	Average	Average	Exercisable at	Average
Exercise	at March 31,	Remaining	Exercise	March 31,	Exercise
Prices	2006	Contract Life	Price	2006	Price

$ 0.13	100,000	2.23	$ 0.17	100,000	$ 0.17

NOTE 8 - RELATED PARTY TRANSACTIONS – NOT DECSRIBED ELSEWHERE

BPK entered into a consulting agreement with ESC Consulting Services Corporation ("ESC") on May 31, 2002. Per the agreement $6,000 is to be paid to ESC on the first day of each month. Ms. Dibona, a director of BPK prior to the merger with GTG is the President of ESC. The agreement had an initial three year term. Upon its' expiration the Company and ESC agreed to extend the contract on a month to month basis.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

General

The oil and gas industry is regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

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

NOTE 10- GRAPHITE TECHNOLOGY GROUP ACQUISITION

As discussed in the annual report filed on Form 10-KSB, the Company entered into an Agreement and Plan of Merger with Graphite Technology Group, Inc. ("GTG"), the principal shareholders of GTG, and BPK Resources Acquisition Corp., a wholly owned subsidiary of the Company. GTG mines, manufactures, processes and sells natural and synthetic graphite and carbon based materials for use in numerous industries and applications. GTG has manufacturing/processing facilities dedicated to processing graphite located in New York and Pennsylvania and owns mining rights to operate graphite mines in Canada, Madagascar and China.

On December 26, 2005, the Company and GTG entered into a credit facility agreement ("Credit Facility"), whereby the Company agreed to provide bridge financing to GTG. The Credit Facility matured on March 31, 2006 and bears interest at the rate of 12% per annum. Management has agreed to extend the Credit Facility until May 31, 2006. The Company concurrently entered into a security agreement with GTG pursuant to which GTG granted a security interest in substantially all of its assets to the Company to secure its obligations under the Credit Facility. In addition, GTG granted the Company an option to acquire up to 13.33% of its outstanding common stock for $1,000,000 at any time prior to December 31, 2008. The option can only be exercised if GTG does not proceed with the proposed business combination. As of May 20, 2006 GTG had borrowed $3.8 million under the

Credit Facility.

On April 19, 2006, BPK closed upon an Agreement and Plan of Merger (the "Merger Agreement") among BPK Resources, BPK Resources Acquisition Corp., a Delaware corporation and wholly owned subsidiary of BPK Resources ("Merger Sub"), GTG, a Delaware corporation, and Derek Hirsch and James E. Olive, the principal shareholders of GTG. In accordance with the Merger Agreement, Merger Sub merged with and into GTG with GTG surviving as a wholly owned subsidiary of BPK Resources.

In consideration for the merger, (i) the holders of issued and outstanding shares of GTG common stock received an aggregate of (A) 40 million shares of BPK common stock, and (B) 585,000 shares of BPKs' Series D Convertible Preferred Stock convertible into an aggregate of 58,500,000 shares of BPK common stock; and (ii) holders of issued and outstanding shares of Graphite Technology preferred stock received an aggregate of 14,546 shares of Series E Convertible Preferred Stock convertible into an aggregate of 3,500,000 shares of BPKs' common stock.

In connection with the merger, all directors and officers of BPK resigned. Concurrently the directors and officers of GTG were appointed as the new directors and officers of BPK. Prior to the merger of Merger Sub with GTG, BPK was a shell company.

NOTE 11- CONVERTIBLE SECURITIES

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

On February 9, 2006 BPK entered into an exclusive agreement with an investment banking firm (the “Firm”) to facilitate the Company’s efforts to raise capital. The agreement is in effect for six months. In connection with the Company’s recent financings the Company paid fees and expenses of approximately $100,250 to the Firm. In addition, warrants were issued to the Firm to purchase 112,500 shares of common stock. These warrants were valued at $14,700 using the Black-Scholes model. Some of the significant assumptions used in the model were a 4.6% risk free rate of return, a 113.3% stock price volatility, and weighted average life of three years.

On February 14, 2006, BPK commenced raising capital through a private placement offering by issuing subordinated convertible notes (the “Notes”) and warrants to acquire up to approximately 5,000,000 shares of its common stock. The Notes and warrants were sold in units (the “Units”) comprised of one Note in the principal amount of $50,000 and one warrant to purchase 333,333 shares of common stock. The purchase price was $50,000 per Unit. During February 2006, BPK sold a total of 15 units for gross proceeds of $750,000.

The Notes are convertible at the option of the purchaser into common stock at a conversion price of $0.15 per share and bear interest at 10% per annum. The unpaid principal balance of the Notes, together with all accrued and unpaid interest thereon, are due on the earlier of, the date of consummation of the proposed business combination between the Company and GTG or the first anniversary of the date of the applicable note.

Each warrant is initially exercisable into common stock at an exercise price of $0.27 per share, is subject to adjustment; and can be exercised at any time during the three year exercise period.

In connection with the private offering, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days after the private offering is completed and to have such registration statement declared effective by the SEC within 150 days after the private offering completed. In the event the Company fails to file the required registration statement within the 90-day period or have such registration statement declared effective by the SEC within the 150-day period, the Company will be obligated to pay in cash or in shares of Common Stock (at the Company’s option) an amount equal to 2% of the purchase price of the Units and an additional amount equal to 1% of the purchase price at the end of each subsequent 30-day period in which the registration statement is not filed or declared effective, as the case may be.

On January 30, 2006, the Company issued a $600,000 principal amount secured convertible debenture (the “Convertible Debenture”) and a warrant to purchase up to 1,200,000 shares of our common stock to Trident Growth Fund, LP (“Trident”). The Convertible Debenture accrues interest at the rate of 12% per annum payable monthly in arrears on the last day of each month, is secured by substantially all of our assets, and may be prepaid, in whole or in part, at the Company's option upon 90 days written notice. Upon the occurrence of an event of default, the entire unpaid principal balance, together with accrued interest, will at the option of Trident become immediately due and payable in full, interest will accrue at the lesser of: (i) 18% per annum or (ii) the maximum rate allowed under applicable law. The Convertible Debenture is due the earlier of: (i) January 30, 2007; or (ii) the date of any Change of Control, as defined in therein. The proposed acquisition of Graphite does not constitute a Change of Control so long as it is closed by May 20, 2006. On April 13, 2006 BPK paid $300,000 towards the principal balance.

The Convertible Debenture is convertible in whole or in part at the option of Trident into shares of our common stock at an initial conversion price of the lesser of: (i) $0.13 per share; or (ii) the average price per share of our next debt or equity financing resulting in gross proceeds of at least $3,000,000. The conversion price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if we issue additional shares of our common stock or securities convertible or exercisable into shares of our common stock at a price or conversion or exercise price, as applicable, less than the conversion price in effect immediately prior to such issuance, the conversion price will automatically be adjusted to such lower price. The Convertible Debenture contains standard and customary affirmative covenants with which we are required to comply. Commencing 90 days after issuance of the Convertible Debenture, we are required to comply with certain financial covenants including maintaining minimum current ration and cash flow coverage ratio.

In connection with the issuance of the Convertible Debenture, we issued a warrant to Trident to purchase up to 1,200,000 shares of our common stock. The warrant is immediately exercisable at an exercise price of the lesser of (i) $0.13 per share or (ii) the average price per share of our next debt or equity financing resulting in gross proceeds of at least $3,000,000. The warrant contains standard and customary cashless exercise provisions, and terminates

BPK RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

five years from the date of grant. The exercise price is subject to proportional adjustment for stock splits, combinations, recapitalizations and stock dividends. In addition, if we issue additional shares of out common stock or securities convertible or exercise price, as applicable, less than the exercise price in effect immediately prior to such issuance, the exercise price will automatically be adjusted to such lower price.

As of May 20, 2006, BPK raised gross proceeds of approximately $3,200,000 in a private placement offering (the “Offering”) of convertible preferred stock and warrants. In connection with the Offering, BPK designated 500,000 shares of its preferred stock as BPK Series C Preferred Stock (“Series C”). Series C holders have no voting rights and no rights to receive dividends. The Offering consists of up to a maximum of 500,000 shares of BPK Series C, which are initially convertible into 50,000,000 shares of the Company’s common stock, and warrants to acquire up to 25,000,000 shares of BPK common stock. The Offering is being sold in units consisting of one share of BPK Series C and one warrant to purchase 50 shares of the Company’s common stock at a purchase price of $17.00 per unit.

Each share of Series C Preferred Stock has an original issue price of $0.17 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment of the Articles of Incorporation increasing the number of shares of common stock BPK is authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of BPK outstanding shares of common stock such that there is a sufficient number of authorized and unissued shares so that each warrant may be exercised in full.

Each warrant is exercisable at an exercise price of $0.34 per share. The exercise period for Warrants commences on the date which is the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each warrant may be exercised in full; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that there is a sufficient number of authorized and unissued shares so that each warrant may be exercised in full.

In connection with the private offering, the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days after the private offering is completed and to have such registration statement declared effective by the SEC within 150 days after the private offering is completed. In the event the Company fails to file the registration statement within the 90-day period or have such registration statement declared effective by the SEC within the 150-day period the Company will be obligated to pay in cash or in shares of Common Stock (at the Company’s option) an amount equal to 2% of the purchase price of the Series C and an additional amount equal to 1% of the purchase price at the end of each subsequent 30-day period in which the registration statement is not filed or declared effective, as the case may be.

NOTE 12 - SUBSEQUENT EVENTS NOT DISCUSSED ELSEWHERE

On April 5, 2006, BPK issued an option under the 2004 Stock Incentive Plan to Mr. Giordano to purchase 2,100,000 shares of common stock at an exercise price of $.21 per share, the closing market price on the date of grant. The options expire five years from the date of grant.