Form 10QSB
period 2006-06-30
iCarbon CORP
filed 2006-08-21
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 2006

                          Commission file number 27339
                               ICARBON CORPORATION

        (Exact name of small business issuer as specified in its charter)


             Nevada                                      88-0426887
   ------------------------------             --------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   Incorporation or organization)


                               106 Lakeside Avenue
                                  P.O. Box 210
                                Delano, PA 18220
                    (Address of principal executive offices)
                                 (570) 467-2222
                           (Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 10, 2006, 32,567,603 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes       No X

                               ICARBON CORPORATION
                               FORM 10-QSB - INDEX

                         PART I. FINANCIAL INFORMATION:




Pages

-------

Item 1.  Financial Statements                                                  2

Item 2.  Management's Discussion and Analysis or Plan of Operation            18

Item 3.  Controls and Procedures                                              22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

Item 3. Defaults upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      23

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              ICARBON CORPORATION.
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS



                                                             JUNE 30,            MARCH 31,
                                                              2006                2006
                                                        ----------------     ----------------
                                                           (UNAUDITED)
                                    ASSETS
CURRENT ASSETS

     Cash                                                  $    218,619          $   129,845
     Cash restricted by loan agreement                           15,000               15,000
     Trade accounts receivable                                  216,753              163,666
     Other receivable                                            17,000               17,000
     Inventories                                              1,383,600            1,472,002
     Prepaid expenses                                            49,475               75,910
                                                            -----------          -----------

         TOTAL CURRENT ASSETS                                 1,900,447            1,873,423

PROPERTY, PLANT AND EQUIPMENT, NET                            9,626,891            6,851,042

GOODWILL                                                        800,240              800,240

LICENSE AGREEMENT                                             2,105,186            1,977,186

DEPOSIT ON INVESTMENT IN COMPANY                              1,200,000              300,000
                                                            -----------          -----------

















         TOTAL ASSETS                                       $15,632,764
                                                                                 $11,801,891
                                                            ===========          ===========





The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        2




                                                                                    JUNE 30,              MARCH 31,
                                                                                     2006                   2006
                                                                                  ---------              ----------
                                                                                 (UNAUDITED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
-------------------------------------------------------------------------------------------------------------------

     Current maturities of long-term debt:

           Related parties                                                          $  457,972           $  817,972
           Other                                                                       614,316              543,296
     Current maturity of capital lease obligation                                        3,669                3,607
     Notes payable, demand:
           Related parties                                                           2,635,117            2,775,117
           Other                                                                       750,000            2,608,000
     Accounts payable                                                                  482,053              586,883
     Accrued expenses                                                                  442,204              244,861
     Due to related parties                                                             72,142               53,221
                                                                                   -----------          -----------

         TOTAL CURRENT LIABILITIES                                                   5,457,473            7,632,957

LONG-TERM DEBT, LESS CURRENT MATURITIES
     Related parties                                                                   225,000              225,000
     Other                                                                           3,681,345            1,111,944
                                                                                   -----------          -----------

         TOTAL LONG-TERM DEBT                                                        3,906,345            1,336,944
                                                                                   -----------          -----------

CAPITAL LEASE OBLIGATION, LESS CURRENT MATURITY                                          1,602                2,543
                                                                                   -----------          -----------

         TOTAL LIABILITIES                                                           9,365,420            8,972,444
                                                                                   -----------          -----------


STOCKHOLDERS' EQUITY

     Class B preferred stock; $0.001 par value; authorized 100,000,000                     830                    -
         shares; 829,755 shares issued and outstanding -  June 30, 2006
     Class C preferred stock; $0.001 par value; authorized 100,000,000
         shares; 326,057 shares issued and outstanding - June 30, 2006                     326                    -
     Class D preferred stock; $0.001 par value; issued and outstanding
         585,000 shares - June 30, 2006;
           583,318 shares - March 31, 2006                                                 585                  585
     Class E preferred stock; $0.001 par value; issued and outstanding
         14,546 shares (involuntary liquidation value - $1,454,618)                         15                   15
     Common stock, $0.001 par value; authorized 100,000,000 shares;
         issued and outstanding 15,964,986 - June 30, 2006; 6,647,540
         shares - March 31, 2006                                                        15,967               40,000
     Paid-in capital                                                                12,453,196            6,755,137
     Accumulated deficit                                                            (6,203,575)          (3,966,290)
                                                                                   -----------          -----------

         TOTAL STOCKHOLDERS' EQUITY                                                  6,267,344            2,829,447
                                                                                   -----------          -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $15,632,764          $11,801,891
                                                                                   ==+========          ===========



--------------------------------------------------------------------------------
                                        3

ICARBON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005



                                                                                    2006                 2005
                                                                                 -----------          ----------
                                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

NET SALES                                                                          $   374,255        $   306,590

COST OF SALES                                                                          208,677            170,911
                                                                               ---------------     --------------

         GROSS PROFIT                                                                  165,578            135,678

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         1,103,291            627,041
                                                                               ---------------     --------------

         OPERATING LOSS                                                               (937,713)          (491,363)
                                                                               ---------------     --------------

OTHER EXPENSES
     Interest expense                                                                  (72,078)           (73,621)
                                                                               ---------------     --------------

         TOTAL OTHER EXPENSES, NET                                                     (72,078)           (73,621)
                                                                               ---------------     --------------

         NET LOSS                                                                  ($1,009,791)        ($ 564,984)
                                                                               ===============     ==============

 Net loss per common share - basic and diluted                                          ($1.16)             ($.11)
                                                                               ===============     ===============

The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                       4



ICARBON CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months                                583,318 $583 14,546 $15  6,647,540  $6,648  $6,788,491  ($3,966,290) $2,829,447
   Ended June 30, 2006
   BALANCE - MARCH 31,
   2006
Issuances of shares of
   stock in exchange for
   extending loan terms
   (unaudited)                 -    -       -    -    1,681    2      -   -     19,127      20      63,628            -      63,650
Capital contributed in
   connection with the
   Company's merger with
   BPK Resources, Inc.
   (unaudited)           829,755  830 188,410  188        -    -      -   -  9,126,584   9,127   2,027,814            -   2,037,959
SG Note Converted
   (unaudited)                                                                 171,735     172     149,828            -     150,000
Series C Raise - RAB
   Capital (unaudited)                117,647  118                                               1,999,882                2,000,000
Series C Raise - Paragon
   Capital (unaudited)                 20,000   20                                                 339,980                  340,000
Capital Raise Cost
   (unaudited)                 -    -       -    -        -    -      -   -          -       -     (82,600)           -     (82,600)
Beneficial conversion
   Preferred Series C
   (unaudited)                 -    -       -    -        -    -      -   -          -       -   1,227,494   (1,227,494)          -
Merger costs (unaudited)       -    -       -    -        -    -      -   -          -       -     (61,321)           -     (61,321)
Net loss (unaudited)           -    -       -    -        -    -      -   -          -       -           -   (1,009,791) (1,009,791)
                         ------- ---- ------- ---- -------- ---- ------ --- ---------- ------- ------------ ------------ -----------

BALANCE - JUNE 30, 2006
   (UNAUDITED)           829,755 $830 326,057 $326  585,000 $585 14,546 $15 15,964,986 $15,967 $12,453,196  ($6,203,575) $6,267,344
                         ======= ==== ======= ==== ======== ==== ====== === ========== ======= ============ ============ ===========






The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005



                                                                                    2006                  2005
                                                                                --------------       --------------
                                                                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      ($1,009,791)          ($ 564,984)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                              112,263               75,114
            Interest capitalized on notes payable                                            -               15,256
            Stock issued for loan extension                                             63,650                    -
            Stock issued in lieu of compensation                                             -               60,000
            (Increase) decrease in assets:
               Trade accounts receivable and other receivable                          (53,087)             (48,628)
               Inventories                                                              88,402             (522,496)
               Prepaid expenses                                                         26,435               78,940
            Increase (decrease) in liabilities:
               Accounts payable                                                       (104,829)                   -
               Accrued expenses                                                        219,548                    -
               Due to related parties                                                     (579)                   -
                                                                                --------------        -------------

              NET CASH USED IN OPERATING ACTIVITIES                                    657,988)            (744,457)
                                                                                --------------        -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Subscription/merger costs                                                         (61,321)                   -
     Purchase of licensing agreement                                                  (128,000)                   -
     Increase in deposit on investment in company                                     (900,000)                   -
     Purchase of property, plant, and equipment                                       (416,175)            (460,785)
                                                                                ==============        =============
              NET CASH USED IN INVESTING ACTIVITIES                                 (1,505,496)            (460,785)
                                                                                ==============        =============



The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        6

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                    2006                 2005
                                                                                --------------       --------------
                                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligation                                                (879)                (823)
     Proceeds from demand notes payable:
         Related Parties                                                             3,249,999              150,000
         Other                                                                               -                    -
     Repayments on demand notes payable, related parties                              (450,000)                   -
     Proceeds from the issuance of long-term debt:
         Related parties                                                                     -              400,000
         Other                                                                               -              625,000
     Repayments on long-term debt:
         Related parties                                                              (360,000)                   -
         Other                                                                         (40,169)            (117,947)
                                                                                --------------        -------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,398,951            1,056,230
                                                                                --------------        -------------

              NET INCREASE IN CASH                                                      88,774              (83,629)

CASH - BEGINNING                                                                       144,845              103,260
                                                                                --------------        -------------

CASH - ENDING                                                                        $ 233,619            $  19,631
                                                                                ==============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                     $77,140              $26,715
                                                                                ==============        =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES

                                                                                                    $
     Debt converted to common stock                                                $   200,000        $   1,035,412
                                                                                ==============        =============

     Debt converted to preferred stock                                             $        -       $     1,454,618
                                                                                ==============        =============

       Equipment acquired by issuance of common stock                              $1,650,000         $          -
                                                                                ==============        =============

       Building acquired by direct financing                                       $ 2,650,000        $     438,100
                                                                                ==============        =============

       Inventory acquired by direct financing                                      $                  $          -
                                                                                ==============        =============

      Deposit on investment via direct financing                                   $                  $          -
                                                                                ==============        =============



The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                       7

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                    2006                  2005
                                                                                --------------        -------------
                                                                                        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES (CONTINUED)

     Investment in license agreement by issuance of common                                                $
      stock                                                                        $   128,000                   -
                                                                                ==============        =============


     Accrued interest converted to common stock                                    $        -         $          -
                                                                                ==============        =============

     Long-term debt, related party reclassified to demand note
     Payable, related party                                                        $        -         $          -
                                                                                ==============        =============

     Asset repossessed and related debt relieved                                   $                  $          -
                                                                                ==============        =============

     Other property released and related accrued expense relieved                  $                  $          -
                                                                                ==============        =============

     Other non cash equity and demand notes payable transaction                    $                  $          -
                                                                                ==============        =============

     Mining claims and leases acquired via direct financing                        $                  $          -
                                                                                ==============        =============



The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 8K-A for the fiscal year ended March 31, 2006, filed on July 14, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         On April 19, 2006, BPK Resources, Inc. a Nevada corporation publicly traded through the facilities of the NASDAQ OTC (BPK) closed upon an Agreement and Plan of Merger (the Merger Agreement) among BPK, BPK Resources Acquisition Corp., a Delaware corporation and wholly owned subsidiary of BPK (Merger Sub), Graphite Technology Group, Inc. (Graphite), and Derek Hirsch and James E. Olive, the principal shareholders of Graphite (the Merger). In accordance with the Merger Agreement, Merger Sub merged with and into Graphite with Graphitesurviving as a wholly owned subsidiary of BPK.

         The Merger resulted in the owners and management of the Company having effective operating control of the combined entity after the Merger, with the existing BPK investors continuing as only passive investors. In connection with the Merger, all directors and officers of BPK resigned and new directors and officers were appointed by Graphite.

         Under accounting principles generally accepted in the United States of America, the Merger is considered to be a capital transaction in substance, rather than a business combination. That is the Merger is equivalent to the issuance of stock by Graphite for the net monetary assets of BPK, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger is identical to that resulting from a reverse acquisition, except that no goodwill intangible asset is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative financial statements of the "legal acquirer" (BPK), are those of the "legal acquiree" (Graphite) (i.e., the accounting acquirer).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

         In consideration for the Merger, (i) the holders of issued and outstanding shares of the Graphite's common stock received an aggregate of (A) 40 million shares of BPK's common stock and (B) 585,000 shares of BPK Series D Convertible Preferred Stock convertible into an aggregate of 58,500,000 shares of BPK common stock; and (ii) holders of issued and outstanding shares of Graphites's preferred stock received an aggregate of 14,456 shares of Series E Convertible Preferred Stock, convertible into an aggregate of 3,500,000 shares of BPK common stock. The capital transaction has been given retroactive effect as if the transaction had occurred on March 31, 2006.

         On the date of the merger BPK's balance sheet consisted of current assets of $3,747,929, current liabilities of $1,709,970 and stockholders' equity of $2,037,959. Accordingly, the results of operations for the three month period ended June 30, 2006 include activity for BPK from April 19, 200 to June 30, 2006.

         On July 21, 2006, the BPK Resources, Inc. changed its name to iCarbon Corporation (the Company). The Company is traded through the facilities of the NASDAQ OTC (ICRB). On August 4, 2006, the Company was also granted listing status on the Frankfurt Stock Exchange. The Company's common shares will trade on the Deutsche Borse Unofficial Regulated Market (Segment Freiverkehr) FWB (R) Frankfurter Wertpapierborse (the Frankfurt Stock Exchange), also referred to as the "Open Market".

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS



          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement became effective for the Company during the current annual reporting.


          In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123 (R), and the disclosures subsequent to adoption. The Company has adopted SFAS No. 123(R) and began providing SAB No. 107 required disclosures during the current reporting period., using the modified prospective method with no restatement. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)



         In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have an impact on our Consolidated Financial Statements.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 3 - DEPOSIT ON INVESTMENT IN COMPANY, INVESTMENT IN LICENSE AGREEMENT AND OTHER ASSETS ACQUIRED

              AGREEMENT BETWEEN THE COMPANY, M. BERTIL AKESSON, SOCIETE MINIERE DE LA GRANDE ILE, AND SOMAGRA

         On July 27, 2005, the Company entered into an agreement with Bertil Akesson ("Akesson"), Le President Directeur General of Societe Miniere de la Grande Ile and Societe Malagese du Graphit (SOMAGRA) by which the Company will purchase 50% ownership of all SOMAGRA's owned right and interest in mining claims and leases comprising the Ambatomitamba Graphite Mine and four contiguous graphite mines located in Madagascar as well as all equipment on site. Ownership will be unencumbered. The Company will operate under the name SOMAGRA.

         By terms of the agreement, the Company will finance, manage, operate and develop the graphite mines.

         The purchase agreement calls for the Company to purchase this 50% ownership by payment of $3.0 million. The payment of the purchase price is to be paid by $1.2 million in cash, of which $1,200,000 has been paid and reflected as a deposit at June 30, 2006. The additional $1.8 million is due at the earliest date after all governmental approvals, mining permits and licenses are secured through the issue of 1,669,067 shares of the Company's common stock.

         In addition, the Company entered into an agreement by which the Company will have the option to purchase the remaining 50% ownership of all SOMAGRA's owned right and interest in mining claims and leases comprising the Ambatomitamba Graphite Mine and four contiguous graphite mines located in Madagascar as well as all equipment on site.

         The option agreement calls for the Company to purchase this 50% ownership by payment of $3.0 million. The payment of the purchase price is to be paid by $1.2 million in cash and $1.8 million in equity. The $1.8 million in stock will be based on the then current market price of the Company's stock. The $1.2 million in cash will be paid in 4 equal installments of $300,000 due July 1 of each year beginning in 2006. A lump sum interest payment of $75,000 was paid with the first installment of $300,000 in July 1, 2006.

         There is currently no mining activity. The Company is developing a mine operations plan with current activities limited to establishing pre-production mine processes.


              AGREEMENT BETWEEN THE COMPANY AND CHENZHOU GLOBAL GRAPHITE INC.

         On October 13, 2005, the Company purchased a 37.125% interest in Chenzhou Global Graphite Inc. (a company incorporated in Hunan Province, China) ("Chenzhou") which was established during 2005 and continues to develop its business. Chenzhou has successfully developed patented purification technology which increases carbon levels of amorphous graphite. High level fixed carbon amorphous graphite (99.2+% fixed carbon) represents the potential for better and lower cost material solutions for numerous industrial applications. The Company and Chenzhou will collaborate to commercialize the product potential of the patented technology. In addition, Chenzhou has an agreement to become the majority owner and the licensed operator of a graphite mine in Jiangxi Province, China. Chenzhou will also have mining rights and licenses for mining amorphous graphite in Hunan Province. The transaction entailed a share exchange of 270,815 common shares issued by the Company for 3,712,500 common shares representing 37.125% ownership of Chenzhou (value of $1,652,186). The Company was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 3 - DEPOSIT ON INVESTMENT IN COMPANY, INVESTMENT IN LICENSE AGREEMENT AND OTHER ASSETS ACQUIRED (CONTINUED)

         AGREEMENT BETWEEN THE COMPANY AND CHENZHOU GLOBAL GRAPHITE INC. (CONTINUED)

         also required to purchase an additional 787,500 shares, 7.875% ownership, for $350,000 cash.

         On June 25, 2006, this agreement was modified to the extent that the Company released its ownership interest in Chenzhou in exchange for a license agreement.

         The license agreement establishes the Company as the exclusive perpetual licensee, a collaborative developer of the technology and as the sole party to commercialize the business potential of the technology. The Company negotiated the license in favor of surrendering its common equity interest and other financial commitments to Chenzhou. The license encompasses the exploitation of all of the assets of Chenzhou, which includes mine licenses as and when granted and mine properties controlled by Chenzhou. Payment of the license was accomplished by credit of 270,815 common shares issued previously by Graphite Technology Group, Inc., and $350,000 cash advances, resulting in 270,815 common equity shares in the capital stock of the Company and 23,764 Series D Preferred stock of the Company The Company has no continuing financial commitments to Chenzhou Global, however expects to continue financial assistance to further the development and commercialization of Chenzhou's technology and mine development.

         Chenzhou has the option to acquire a 55% economic interest in the Jin Chuan graphite mine, Jiangxi Province. The Company has the option, granted by Chenzhou, to purchase directly a 27.5% ownership of the Jin Chuan Graphite Mine. Chenzhou would purchase the remaining 27.5%, which purchase would comprise part of the license.

NOTE 4 - NOTES PAYABLE, DEMAND

         Notes payable, demand, decreased $150,000 during the period ended June 30, 2006 due to a repayment to a related party. During the period ended June 30, 2005, there were $150,000 in new borrowings from related parties and an additional increase of $135,986 due to long-term debt that was reclassified to demand debt.

Note 5 - Long-Term Debt

         DURING THE PERIOD ENDED JUNE 30, 2006, THE COMPANY BORROWED THE
         FOLLOWING:

         The Company's subsidiary, GTG Carbons, LLC, borrowed $2,650,000 to acquire a warehouse in Aliquippa, Pennsylvania. The total purchase price was $2, 900,000, the Company paid $250,000 and the seller, Mechanical Service Company, Inc., held a mortgage for $2,650,000. The terms of the mortgage call monthly payments of $19,445 through December 2007, thereafter the monthly payments are $25,325 through May 2011 with a ballon payment on June 1, 2011. Interest is charged at 8% and the mortgage is secured by the building and is guaranteed by the Company.

         The Company borrowed $30,029 from Keystone Nazareth Bank & Trust to purchase a vehicle. The terms of the note are payments of $726 through May 2010 with interest charged at 6.5%. The loan is collateralized by a vehicle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005


         DURING THE  PERIOD  ENDED  JUNE 30,  2005,  THE  COMPANY  BORROWED  THE
         FOLLOWING:

         The Company borrowed $425,000 from Keystone Nazareth Bank & Trust. The terms of the note are payments of interest with a principal payment of $425,000 due on April 1, 2006. Interest is charged at the Bank's Prime Rate plus one percent.


NOTE 6 - STOCKHOLDERS' EQUITY

          Series B preferred stock consists of 100,000,000 authorized, nonvoting shares with a $0.001 par value. All Series B Shares were issued at .55 per share and are immediately convertible at the option of the holder into one share of common stock. In the event of a liquidation or dissolution of the Company, the Series B Shares automatically convert into shares of common stock at an effective conversion price of $.55 per share. We can redeem the Series B Shares at any time at our option at a redemption price of $.01 per share so long as (i) the average of the closing bid prices of our common stock during the twenty trading days preceding the redemption notice date equals or exceeds $1.00 per share; and (ii) the shares of common stock issuable upon conversion are either subject to an effective registration statement under the Securities Act of 1933, or transferable pursuant to Rule 144(k) promulgated thereunder. Series C Preferred stock consists of 100,000,000 authorized, nonvoting shares with a $0.001 par value. Each share of Preferred Stock shall be converted into that number of shares of Common Stock equal to the original issue price of the Preferred Stock ($17.00) divided by $0.17 (as same may be adjusted, the "Conversion Price") upon the earlier of: (i) the filing of an amendment to the Articles of Incorporation of the Company increasing the number of shares of Common Stock the Company is authorized to issue such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock; or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock. Each Warrant is initially exercisable into 50 shares of Common Stock at an initial exercise price of $0.34 per share. The Preferred Stock, the Warrants and the shares of Common Stock issuable upon conversion of the Preferred Stock or exercise of the Warrants are hereinafter referred to collectively as the "Securities."

          Series D convertible preferred stock consists of 585,000 authorized, nonvoting shares with a $0.001 par value. Each share of Series D Preferred Stock will automatically convert into 100 shares of Common Stock upon the earlier of: (i) the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock such that a sufficient number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

          shares of Common Stock is authorized and unissued so that each share of Series D Preferred Stock may be converted into Common Stock or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series D Preferred Stock may be converted into Common Stock. The holders of Series D Preferred Stock will have no liquidation preference, voting rights or rights to receive dividends. These shares were granted to all holders of outstanding shares of the Company's common stock as of the date of the Merger. As noted in Note 1, these shares have been given retroactive effect as if the transaction had occurred on March 31, 2006.

          Series E convertible preferred stock consists of 14,546 authorized, nonvoting shares with a $0.001 par value. These shares will be convertible into an aggregate of 3,500,000 shares of Common Stock. Each share of Series E Preferred Stock will be Convertible into shares of Common Stock at the option of the holder commencing upon the earlier of: (i) the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock. Subject to the rights of holders of any series of preferred stock which by its terms is senior to the Series E Preferred Stock , in the event of any liquidation, dissolution winding up of the Company, holders of the Series E Preferred Stock will be entitled to receive in preference to the holders of Common Stock an aggregate amount of approximately $1,500,000. The holders of the Series E preferred stock shall be entitled to receive, out of any assets legally available therefore, cumulative dividends at the rate of five percent (5%) per annum, accrued daily and payable in preference and priority to any payment of any dividend on the common stock. These shares of Series E preferred stock shall be convertible, at the option of the holders, into an aggregate of 3,500,000 shares of the Company's common stock. As noted in Note 1, these shares have been given retroactive effect as if the transaction had occurred on March 31, 2006.

          During the period ended June 30, 2006, the Company issued 19,127 shares of common stock to various individuals and entities in consideration for extending loan provisions. These transactions were valued at $63,650.

          The Company effected a reverse stock split on July 25, 2006. Please see Note 9 for further discussion.

NOTE 7 - INCOME TAXES

          The Company has fully reserved for all state and federal net operating loss carryforwards, thus there is no income tax benefit recorded due to the uncertainty as to the company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 8 - EARNINGS PER SHARE

The Company's calculation of earnings per share is as follows:


                                                        JUNE 30, 2006        JUNE 30, 2005

                                                       -------------------------------------

        NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         ($1,009,791)           ($564,984)
                                                       ================     ================


        AVERAGE BASIC AND DILUTED SHARES OUTSTANDING        13,933,826            5,024,485
                                                       ================     ================

        NET LOSS PER COMMON SHARE
             Basic and Diluted                                 ($0.07)              ($0.11)
                                                       ================     ================

         For the period ended June 30, 2006, the following shares have been excluded from the computation of diluted earnings per share as they would be antidilutive: 829,775 shares of Series B convertible preferred shares that are convertible into 138,296 shares of common stock; 326,057 shares of Series C convertible preferred shares that are convertible into 319,664 shares of common stock; 585,000 shares of Series D convertible preferred shares that are convertible into 9,750,000 shares of common stock; 14,546 shares of Series E convertible preferred shares that are convertible into 583,333 shares of common stock; stock warrants convertible into 4,689,837 shares of common stock; and stock options convertible into 366,667 share of common stock.

NOTE 9 - SUBSEQUENT EVENTS

PRIVATE PLACEMENT

On July 17, 2006, the Company completed a $4.5 Million institutional private placement of 9% guaranteed exchangeable notes due January 12, 2010. The notes were issued by iCarbon Corporation's subsidiary, Graphite Technology Group, Inc. and are guaranteed by the Company to Millennium Global Special Situations Americas Fund. The notes are exchangeable for shares of the Company's common stock at an exchange price of $0.23 per share subject to adjustment.

Under the purchase agreement for the notes, the investor also received warrants exercisable for five years from the issue date to purchase up to approximately
9.8 million shares of the Company's common stock at an exercise price of $0.34 per share subject to adjustment. The purchase agreement calls for the Company to register the shares issuable upon the exchange of the notes and the exercise of the warrants for resale on behalf of the investor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION OF CLASSIFIER MILLING SYSTEMS CORP.

iCarbon Canada Ltd., a wholly owned foreign subsidiary of iCarbon Corporation acquired Classifier Milling Systems Corp. ("CMS"), a Canadian private company in the business of designing, engineering and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials. The acquisition was completed July 27, 2006.

The acquisition terms included a cash payment of US $1 million dollars, issue of $3 million principal amount of Promissory Notes and provisions to pay $1 million of the Promissory Note by issuance of common equity shares of iCarbon Corporation.


CMS engineers and manufactures conventional and custom milling process systems (Hammer Mills, Air Classifier Mills, Cyclones and Cyclone
Classifiers, Dust Collectors, Chill Roll Assemblies, Extruders, Paddle/Ribbon Mixers). CMS milling systems are used for production of powdered graphite and a range of industrial minerals as well as plastics, rubber, paints, petrochemicals, cement, food stocks, pharmaceutical, cosmetic, and refractory materials. CMS manufactures systems ranging from 1HP to 400HP for small, medium and large systems users that process up to 15,000 tons per annum rated capacity from a single system.

REVERSE STOCK SPLIT

On July 25, 2006, the Company effected a reverse stock split of its common stock outstanding at a ratio of one share for every six shares outstanding. After giving effect to the reverse split, 15,965,068 shares of the Company's common stock were outstanding. In addition, the Company also issued 16,398,142 shares of its common stock pursuant to the terms of certain convertible notes and Series C and Series D Preferred Stock, after which issuance the Company's issued and outstanding shares of common stock total 32,363,210.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

Potential risks and uncertainties include, among other things, such factors as:
(i) dependence on foreign suppliers for raw materials; (ii) the price for graphite and carbon materials is difficult to predict; (iii) reserves and mineral resources are only estimates and may be inaccurate; (iv) title to our mines may be challenged; and (v) other factors set forth in our other filings with the Securities and Exchange Commission.


OVERVIEW

     Unless the context otherwise requires, references to the "Company," "iCarbon Corporation" "BPK Resources," "we," "us" or "our," mean iCarbon Corporation (formerly known as: BPK Resources, Inc.) and our consolidated subsidiaries.

     This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and as except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Item
2.01 of our previous filed Form 8-K dated April 19, 2006 under the caption "Risk Factors". The following should be read in conjunction with our financial statements and the related notes included elsewhere herein.

OVERVIEW OF CURRENT BUSINESS

     Prior to April 19, 2006, the Company's business almost entirely related to its working interests in oil and gas development operations. Following the merger with Graphite Technology, the business of the Company is conducted exclusively by its wholly owned subsidiary. Our current business is mining, manufacturing/processing and selling natural and synthetic graphite, carbon based materials and industrial minerals and materials for use in numerous industries and applications. We engineer and process a broad range of graphite powders and carbon additives, and operate manufacturing facilities in New York and in two locations in Pennsylvania and we are a co-developer of a processing plant in Chenzhou City, Hunan Province, China. We own mining rights to operate graphite mines in Canada and Madagascar and have options to operate mines in China. Our wholly owned subsidiary, Graphite Technology, is an ISO certified manufacturer: ISO 9001: 2000.

     Scalable processing and mining technology, proprietary formulae and viable sources of raw material supply owned and controlled by us comprises the essential business infrastructure for it to compete effectively as a major supplier of graphite and carbon based materials to diverse industries. Our long-term business strategy is to build value by developing a fully integrated mining, manufacturing, processing and sales operations for graphite, carbon materials (such as activated carbon, metallurgical coke and anthracite) and bulk industrial minerals and materials and related manufactured products conducive to our business infrastructure. We believe that the proprietary processing technology, proprietary formulae, experienced operators and control of important mine supply sources in Canada, Madagascar and China will accelerate our business development in an industry that otherwise poses substantial barriers to entry. Our business strategy was adopted to position the Company as one of few global integrated suppliers of graphite and carbon products and a number of industrial minerals and materials.

     During the period of this report, management of the Company focused substantially on the integration and transition of business operations resulting from the merger and planning the integration of the businesses of the Company's operating subsidiaries. Management views the Company's worldwide business infrastructure as critical to the Company's future performance. Business planning and integration of our subsidiaries is ongoing and remains a continuing priority.

RECENT DEVELOPMENTS.


     On May 31, 2006, GTG Carbons LLC, a wholly owned subsidiary of Graphite Technology, acquired the former LTV Steel plant in Aliquippa, Pennsylvania on the Ohio River for $2.9 million from Mechanical Services Inc. The facility is compromised of approximately 250,000 square foot commercial warehousing with proximity to barge and crane loading and related materials handling equipment and 15 acres of commercial zoned land. We plan to utilize the river port and warehousing facility for receiving and warehousing and processing bulk raw materials and finished goods. During the period from closing until present, we began and currently have an ongoing building improvements program to establish the facility for anticipated commercial operations.

     On June 25, 2006, we amended and agreed to rescind the effect of the Purchase and Sale Agreement of October 13, 2005 between Graphite Technology and Chenzhou Global Graphite Inc., by which we acquired 45% common equity interest in Chenzhou Global Graphite. On June 26, 2006 the 45% equity interest we previously acquired was exchanged for a license agreement providing Graphite Technology with the exclusive perpetual right to use and further develop the carbon purification technology owned by Chenzhou Global Graphite and to receive any and all associated benefits therefrom to the extent of a 45% participation in any earnings or distribution of assets by Chenzhou Global Graphite.

     On July 27, 2006, we purchased Classifier Milling Systems Corp., a Canada private company in the business of designing, engineering, and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials.

OUTLOOK

     The graphite and carbon materials markets that we serve are significant in scale and diversity and allow for significant growth. We have industry experienced operators, control of sources of long-term graphite supply, have established trade secret proprietary technology and product formulas, which together comprise an infrastructure that we believe will result in the Company's products being accepted by customers on an accelerated basis. We believe that our business infrastructure will support rapid growth in all business lines in which we compete.

     The business of the Company is partly dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United States and the effect of that on periodic growth or decline in basic industries such as steel and metals, refractory, automotive and aerospace and electronics manufacturing industries. In addition, the business of the Company could be significantly affected by the commercialization of fuel cell technology and carbon based composite materials as well as the rate of development of applications utilizing carbon based materials solutions. The Company is an integrated resource and manufacturing concern and our business results will also be affected by our actual production costs of mining, production yield, and the then prevailing prices for mined materials as well as production levels of worldwide mining competitors. The Company's primary mining activities are currently being established in China and Madagascar and are planned to be established in Canada at a later date. Mined natural graphite prices for volume grade materials are fully negotiated and there is no commodities exchange or futures market where graphite is traded. Historically, Chinese graphite mine suppliers have supplied greater than 50% of the graphite materials sold to world markets. In recent years, the price for graphite has increased, partly due to the increased use of graphite due to economic growth and modernization of China's domestic economy and regional growth in Asia and India, and partly due to depletion of mined graphite from current operating mines, primarily in China.

REVENUES


     Revenues were $374,255 for our fiscal quarter ended June 30, 2006 as compared to $306,590 for our fiscal quarter ended June 30, 2005.

General and Administrative Expenses

     General and administrative expenses consist of consulting and engineering fees, professional fees, employee compensation, office rents, travel and utilities, and other miscellaneous general and administrative costs. General and administrative expenses were $1,103,291 for the fiscal quarter ended June 30, 2006 compared to $627,041 for our fiscal quarter ended June 30, 2005. The increase was due primarily due to an increase in professional fees incurred in connection with our financing transactions, acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. As a result of the acquisition and the business development of subsidiaries and new acquired businesses and addition of key personnel, we expect general and administrative expenses to increase substantially in future periods.

Interest Expense

     Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $72,078 for our fiscal quarter ended June 30, 2006 compared to $73,621 for our fiscal quarter ended June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short and long-term debt. As of June 30, 2006, we had a cash balance of $233,619.

     At June 30, 2006, we had a working capital deficit of $3,557,026 as compared to a deficit of $5,759,534 at June 30, 2005.

     Our principal sources of financing over the past three months are described below.


     During the period of the current report we obtained gross proceeds of $2,339,999 through the issuance of 137,647 units consisting of shares of Series C Convertible Preferred stock and warrants to purchase an aggregate of 6,882,350 shares of common stock. Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $0.17 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock.


     Each warrant comprising part of the unit of Series C Preferred Stock is exercisable at an exercise price of $0.34 per share. The exercise period for the Warrants commences on the date which is the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each warrant may be exercised in full; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each warrant may be exercised in full.

     The foregoing constitutes our principal sources of financing during the past 3 months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.  CONTROLS AND PROCEDURES

          An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our CEO and CFO concluded that, in light of the fact that we have had to file for extensions of the due date for a number of the periodic reports we are required to file with the Securities and Exchange Commission, our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings involving the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the close of business on July 24, 2006, the Company issued a total of 16,398,142 shares of common stock upon the automatic conversion of certain convertible promissory notes and the Company's Series C and Series D preferred stock. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by President and Chief Executive Officer, James E. Olive, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer David Laudeman, pursuant to U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by President and Chief Executive Officer, James E. Olive, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer David Laudeman, pursuant to U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 10, 2006, the Company filed a current report on Form 8-K to report a change in accountants.

On July 14, 2006, the Company filed a current report on Form 8-K/A to provide the financial statements of Graphite Technology Group, Inc. for its fiscal years ended March 31, 2006 and 2005 and to report a change in the Company's fiscal year.

On July 17, 2006, the Company filed a current report on Form 8-K to report that the Company entered into a Note and Warrant Purchase Agreement.

On July 25, 2006 the Company filed a current report on Form 8-K to report a one for six reverse stock split and a name change to iCarbon Corporation.

On August 1, 2006, the Company filed a current report on Form 8-K to report the acquisition of Classifier Milling Systems Corp.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: August  21, 2006              ICARBON CORPORATION




                                    By  :/s/ James E. Olive
                                        -----------------------------------
                                        James E. Olive
                                        President and Chief
                                        Executive Officer


                                    By: /s/ David Laudeman
                                        -----------------------------------
                                        David Laudeman
                                        Chief Financial Officer