Form 10QSB/A
period 2006-06-30
iCarbon CORP
filed 2006-09-13
CIK 1093818

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB / A


  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended June 30, 2006

                          Commission file number 27339

                               iCARBON CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        88-0426887
------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 Incorporation or organization)


                               106 Lakeside Avenue
                                  P.O. Box 210
                                Delano, PA 18220
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (570) 467-2222
                           (Issuer's telephone number)

                              BPK Resources, Inc.
--------------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year if changed since last report)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.  Yes X   No


As of August 20, 2006, 32,567,603 shares of our common stock, par value, $.001, were outstanding.


Transitional Small Business Disclosure Format:  Yes    No X
                               iCARBON CORPORATION
                               FORM 10-QSB - INDEX

                         PART I. FINANCIAL INFORMATION:

 Pages
-------

Item 1.  Financial Statements
      Condensed Consolidated Balance Sheets (unaudited) ..................  2
      Condensed Consolidated Statements of Operations (unaudited) ........  4

      Condensed Consolidated Statement of Stockholders' Equity (unaudited)  5

      Condensed Consolidated Statements of Cash Flows (unaudited) ........  6
      Notes to Condensed Consolidated Financial Statements ...............  8

Item 2.  Management's Discussion and Analysis or Plan of Operation ....... 17

Item 3.  Controls and Procedures ......................................... 21


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................ 22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...... 22

Item 3. Defaults upon Senior Securities .................................. 22

Item 4. Submission of Matters to a Vote of Security Holders .............. 22

Item 5. Other Information ................................................ 22

Item 6. Exhibits and Reports on Form 8-K ................................. 22

Signatures ............................................................... 23

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               iCARBON CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  JUNE 30, 2006       MARCH 31, 2006
                                                 ----------------     ----------------
                                                   (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
     Cash                                           $    218,619       $      129,845
     Cash restricted by loan agreement                    15,000               15,000
     Trade accounts receivable                           216,753              163,666
     Other receivable                                     17,000               17,000
     Inventories                                       1,383,600            1,472,002
     Prepaid expenses                                     49,475               75,910
                                                    -------------      ---------------

         TOTAL CURRENT ASSETS                          1,900,447            1,873,423

PROPERTY, PLANT AND EQUIPMENT, NET                     9,626,891            6,851,042

GOODWILL                                                 800,240              800,240

LICENSE AGREEMENT                                      2,105,186            1,977,186

DEPOSIT ON INVESTMENT IN COMPANY                       1,200,000              300,000
                                                    -------------      ---------------







         TOTAL ASSETS                                $15,632,764          $11,801,891
                                                    =============      ===============



The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        2

--------------------------------------------------------------------------------

                                                                                JUNE 30, 2006       MARCH 31, 2006
                                                                                --------------      ---------------
                                                                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Current maturities of long-term debt:
           Related parties                                                          $  457,972       $      817,972
           Other                                                                       614,316              543,296
     Current maturity of capital lease obligation                                        3,669                3,607
     Notes payable, demand:
           Related parties                                                           2,635,117            2,775,117
           Other                                                                       750,000            2,608,000
     Accounts payable                                                                  482,053              586,883
     Accrued expenses                                                                  442,204              244,861
     Due to related parties                                                             72,142               53,221
                                                                               ----------------     ----------------

         TOTAL CURRENT LIABILITIES                                                   5,457,473            7,632,957

LONG-TERM DEBT, LESS CURRENT MATURITIES
     Related parties                                                                   225,000              225,000
     Other                                                                           3,681,345            1,111,944
                                                                               ----------------     ----------------

         TOTAL LONG-TERM DEBT                                                        3,906,345            1,336,944
                                                                               ----------------     ----------------

CAPITAL LEASE OBLIGATION, LESS CURRENT MATURITY                                          1,602                2,543
                                                                               ----------------     ----------------

         TOTAL LIABILITIES                                                           9,365,420            8,972,444
                                                                               ----------------     ----------------
STOCKHOLDERS' EQUITY


     Preferred Stock: Authorized 100,000,000 Shares:                                       830                    -
     Class B preferred stock; $0.001 par value 829,755 shares issued and outstanding -  June 30, 2006
     Class C preferred stock; $0.001 par value; 326,057 shares issued and
     outstanding - June 30, 2006                                                           326                    -
     Class D preferred stock; $0.001 par value; issued and outstanding
     585,000 shares                                                                        585                  585
     Class E preferred stock; $0.001 par value; issued and outstanding 14,546
     shares (involuntary liquidation value - $1,454,618)                                    15                   15

     Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 15,964,986 - June 30, 2006; 6,666,667 shares - March 31,

     2006                                                                               15,965                6,667

     Paid-in capital                                                                12,453,198            6,788,470
     Accumulated deficit                                                            (6,203,575)          (3,966,290)
                                                                               ----------------     ----------------

         TOTAL STOCKHOLDERS' EQUITY                                                  6,267,344            2,829,447
                                                                               ----------------     ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $15,632,764          $11,801,891
                                                                               ================     ================




 The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                                        3
iCARBON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                                    2006                 2005
                                                                               ---------------      ---------------
                                                                                            (UNAUDITED)

NET SALES                                                                          $   374,255          $   306,590

COST OF SALES                                                                          208,677              170,911
                                                                               ----------------     ----------------

         GROSS PROFIT                                                                  165,578              135,678

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                         1,103,291              627,041
                                                                               ----------------     ----------------

         OPERATING LOSS                                                               (937,713)            (491,363)
                                                                               ----------------     ----------------

OTHER EXPENSES
     Interest expense                                                                  (72,078)             (73,621)
                                                                               ----------------     ----------------

         TOTAL OTHER EXPENSES, NET                                                     (72,078)             (73,621)
                                                                               ----------------     ----------------

         NET LOSS                                                                  ($1,009,791)          ($ 564,984)
                                                                               ================     ================

 Net loss per common share - basic and diluted                                           ($.16)               ($.11)
                                                                               ================     ================




The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        4
iCARBON CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    Class B               Class C              Class D               Class E
                                Preferred Stock       Preferred Stock      Preferred Stock        Preferred Stock
                                Shares Par Value     Shares  Par Value    Shares   Par Value     Shares   Par Value

                               ------- ---------     ------  ---------   -------   ---------     ------   ---------
   BALANCE - MARCH 31, 2006                                              585,000       $585      14,546        $15

   Other stockholders'
      equity transactions
      (unaudited) ...........        -        -           -         -          -          -           -          -

   Shares issued in
      connection with merger
      (unaudited) ...........  829,755      830     188,410       188          -          -           -          -

   Notes payable converted
      to equity (unaudited) .
   Issuance of Class C
      Preferred Stock
      (unaudited) ...........                       137,647       138

   Cost associated with
      issuance of Class C
      Preferred Stock
      (unaudited) ...........        -        -           -         -          -          -           -          -
   Beneficial conversion -
      Warrants issued in
      conjunction with Class
      C Preferred Stock
      (unaudited) ...........        -        -           -         -          -          -           -          -

   Net loss (unaudited) .....        -        -           -         -          -          -           -          -
                              -------- --------    --------   -------   --------    -------     -------     ------

BALANCE - JUNE 30, 2006
   (UNAUDITED)                 829,755    $ 830     326,057      $326    585,000       $585      14,546        $15
                              ======== ========    ========   =======   ========    =======     =======     ======


                                   Common Stock                                     Total
                                 Shares    Par Value     Paid-in    Accumulated  Stockholders
                                                         Capital      Deficit       Equity
                                ---------  ---------   -----------  -----------  ------------
   BALANCE - MARCH 31, 2006     6,666,667    $6,667     $6,788,470  ($3,966,290)  $2,829,447

   Other stockholders'
      equity transactions
      (unaudited) ...........           -         -         63,650            -       63,650

   Shares issued in
      connection with merger
      (unaudited) ...........   9,126,584     9,126      2,027,815            -    2,037,959

   Notes payable converted
      to equity (unaudited) .     171,735       172        149,828            -      150,000
   Issuance of Class C
      Preferred Stock
      (unaudited) ...........                            2,339,862                 2,340,000

   Cost associated with
      issuance of Class C
      Preferred Stock
      (unaudited) ...........           -         -       (143,921)           -     (143,921)
   Beneficial conversion -
      Warrants issued in
      conjunction with Class
      C Preferred Stock
      (unaudited) ...........           -         -      1,227,494   (1,227,494)           -

   Net loss (unaudited) .....           -         -              -   (1,009,791)  (1,009,791)
                               ----------  --------    -----------   ----------   ----------

BALANCE - JUNE 30, 2006
   (UNAUDITED)                 15,964,986   $15,965    $12,453,198  ($6,203,575)  $6,267,344
                               ==========   =======    ===========  ===========   ==========


The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        5
iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                                    2006                 2005
                                                                               ----------------     ----------------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      ($1,009,791)          ($ 564,984)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                              112,263               75,114
            Interest capitalized on notes payable                                            -               15,256
               Capital contributed                                                      63,650                    -
               Stock issued in lieu of compensation                                          -               60,000
            (Increase) decrease in assets:
               Trade accounts receivable and other receivable                          (53,087)             (48,628)
               Inventories                                                              88,402             (522,496)
               Prepaid expenses                                                         29,361               78,490
            Increase (decrease) in liabilities:
               Accounts payable                                                       (582,738)             117,118
               Accrued expenses                                                        249,520               45,673
               Due to related parties                                                     (579)                   -
                                                                               ----------------     ----------------

              NET CASH USED IN OPERATING ACTIVITIES                                 (1,102,999)            (744,457)
                                                                               ----------------     ----------------


CASH FLOWS USED IN INVESTING ACTIVITIES
     Investment in licensing agreement                                                (128,000)                   -
     Utilization of cash restricted for property, plant and equipment                  200,000                    -
     Increase in deposit on investment in company                                     (900,000)                   -
     Purchase of property, plant, and equipment                                       (407,523)            (395,402)
                                                                               ----------------     ----------------
              NET CASH USED IN INVESTING ACTIVITIES                                 (1,235,523)            (395,402)
                                                                               ----------------     ----------------



The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        6
iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                                     2006                 2005
                                                                               ----------------     ----------------
                                                                                            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligation                                                (879)                (823)
     Cash received in merger                                                           882,264                    -
     Proceeds from demand notes payable:
         Related Parties                                                               200,000              150,000
     Repayments on demand notes payable, related parties                              (450,000)                   -
     Proceeds from the issuance of preferred stock, net of offering cost             2,196,079                    -
     Proceeds from the issuance of long-term debt:
         Related parties                                                                     -              400,000
         Other                                                                               -              625,000
     Repayments on long-term debt:
         Related parties                                                              (360,000)                   -
         Other                                                                         (40,168)            (117,947)
                                                                               ----------------     ----------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,427,296            1,056,230
                                                                               ----------------     ----------------

              NET INCREASE (DECREASE) IN CASH                                           88,774              (83,629)

CASH - BEGINNING                                                                       144,845              103,260
                                                                               ----------------     ----------------

CASH - ENDING                                                                   $      233,619       $       19,631
                                                                               ================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                              $       77,140       $       26,715
                                                                               ================     ================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
     FINANCING ACTIVITIES

     Debt converted to common stock                                             $      150,000       $      200,000
                                                                               ================     ================

       Equipment acquired by issuance of common stock                                        -           $1,650,000
                                                                               ================     ================


       Land and Building acquired by direct financing                           $    2,650,000       $            -
                                                                                ===============     ================


       Equipment acquired by direct financing                                   $            -       $      375,000
                                                                                ===============     ================

       Long-term debt, related party, reclassified to demand note payable,
        related party                                                           $            -       $       49,975
                                                                                ===============     ================

        Other non cash equity and demand notes payable transaction              $            -       $       70,755
                                                                                ===============     ================


       Vehicle acquired by direct financing                                     $       30,589        $           -
                                                                                ===============     ================

The accompanying notes are an integral part of these statements.
--------------------------------------------------------------------------------
                                        7
iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION


         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 8-K/A for the fiscal year ended March 31, 2006, filed on July 14, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.


         On April 19, 2006, BPK Resources, Inc. a Nevada corporation publicly traded through the facilities of the NASDAQ OTC (BPK) closed upon an Agreement and Plan of Merger (the Merger Agreement) among BPK, BPK Resources Acquisition Corp., a Delaware corporation and wholly owned subsidiary of BPK (Merger Sub), Graphite Technology Group, Inc. (Graphite), and Derek Hirsch and James E. Olive, the principal shareholders of Graphite (the Merger). In accordance with the Merger Agreement, Merger Sub merged with and into Graphite with Graphite surviving as a wholly owned subsidiary of BPK.

         The Merger resulted in the owners and management of Graphite having effective operating control of the combined entity after the Merger, with the existing BPK investors continuing as only passive investors. In connection with the Merger, all directors and officers of BPK resigned and new directors and officers were appointed by Graphite.

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

         In consideration for the Merger, (i) the holders of issued and outstanding shares of the Graphite's common stock received an aggregate of (A) 6,666,667 shares of BPK's common stock and (B) 585,000 shares of BPK Series D Convertible Preferred Stock convertible into an aggregate of 9,750,000 shares of BPK common stock; and (ii) holders of issued and outstanding shares of Graphite's preferred stock received an aggregate of 14,456 shares of Series E Convertible Preferred Stock, convertible into an aggregate of 583,333 shares of BPK common stock. The capital transaction has been given retroactive effect as if the transaction had been in place for all periods presented.

         On the date of the merger BPK's balance sheet consisted of current assets of $3,747,929, current liabilities of $1,709,970 and stockholders' equity of $2,037,959. Included in current assets was
iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

         $2,862,739 that was due from Graphite to BPK prior to the merger and which eliminates in consolidation. Accordingly, the results of operations for the three month period ended June 30, 2006 include activity for BPK from April 19, 2006 to June 30, 2006.

         On July 21, 2006, BPK Resources, Inc. changed its name to iCarbon Corporation (the Company). The Company's common stock continues to be traded through the facilities of the NASDAQ OTC (ICRB). On August 4, 2006, the Company was also granted listing status on the Frankfurt Stock Exchange. The Company's common stock trades on the Deutsche Borse Unofficial Regulated Market (Segment Freiverkehr) FWB (R) Frankfurter Wertpapierborse (the Frankfurt Stock Exchange), also referred to as the "Open Market".

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS


         Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized under fair value accounting and recorded in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to April 1, 2006, share-based compensation to employees was recorded in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB/A have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. There was no compensation cost related to non-qualified stock options recognized in operating results for the three months ended June 30, 2006 and 2005.


         The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Historical volatilities based on the historical stock trading prices of the Company are used to calculate the expected volatility. We used the simplified method as defined under the SEC Staff Accounting Bulletin No. 107, Topic 14:
         "Share-based Payment," to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.

         In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host), if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position, results of operations, or cash flows.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)


         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets---An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practical. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not believe the adoption of SFAS 156 will have a material impact on the Company's financial position, results of operations, or cash flows.

         In February 2006, the FASB issued FASB Staff Position No. FAS 123 R -4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This position amends SFAS 123R to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123R until it becomes probable that the event will occur. The guidance in this FASB Staff Position has been applied upon initial adoption of Statement 123R. Adoption did not impact the Company's financial statements.

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

NOTE 3 - DEPOSIT ON INVESTMENT IN COMPANY, INVESTMENT IN LICENSE AGREEMENT AND OTHER ASSETS ACQUIRED


              AGREEMENT BETWEEN THE COMPANY, M. BERTIL AKESSON, SOCIETE MALAGACHE DU GRAFIT

                  On July 27, 2005, the Company entered into an agreement with Bertil Akesson ("Akesson") and Societe Malagache du Grafit (SOMAGRA) by which the Company will purchase 50% common equity ownership of SOMAGRA. SOMAGRA owns all right and interest in mining claims and leases comprising the Ambatomitamba Graphite Mine and four contiguous graphite mines located in Madagascar as well as all equipment on site. By terms of the agreement, the Company will finance, manage, operate and develop the graphite mines.

                  The purchase agreement calls for the Company to purchase this 50% ownership by payment of $3.0 million. The payment of the purchase price is to be paid by $1.2 million in cash, of which $1,200,000 has been paid and reflected as a deposit at June 30, 2006. The additional $1.8 million is due at the earliest date after all governmental approvals of mining permits and licenses are secured, through the issue of common shares of the Company's common stock.

                  In addition, the Company entered into an agreement by which the Company will have the option to purchase the remaining 50% common equity ownership of SOMAGRA.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 3 - DEPOSIT ON INVESTMENT IN COMPANY, INVESTMENT IN LICENSE AGREEMENT AND OTHER ASSETS ACQUIRED (CONTINUED)

                  The option agreement calls for the Company to purchase this 50% ownership by payment of $3.0 million. The payment of the purchase price is to be paid by $1.2 million in cash and $1.8 million in common stock, of which the Company will pay $1.8 million in common stock issued on the basis of the then current market price of the Company's stock, and $1.2 million in cash, paid in four equal installments, each installment of $300,000 is payable on July 1 of each year beginning in 2006. A lump sum interest payment of $75,000 was paid with the first installment of $300,000 on July 1, 2006.

                  There is currently no mining activity. The company is developing a mine operations plan with current activities limited to establishing pre-production mine processes.



              AGREEMENT BETWEEN THE COMPANY AND CHENZHOU GLOBAL GRAPHITE INC.

                  On October 13, 2005, the Company purchased a 37.125% interest in Chenzhou Global Graphite Inc. (a company incorporated in Hunan Province, China) ("Chenzhou") which was established during 2005 and continues to develop its business. Chenzhou has successfully developed patented purification technology which increases carbon levels of amorphous graphite. High level fixed carbon amorphous graphite (99.2+% fixed carbon) represents the potential for better and lower cost material solutions for numerous industrial applications. The Company and Chenzhou will collaborate to commercialize the product potential of the patented technology. In addition, Chenzhou has an agreement to become the majority owner and the licensed operator of a graphite mine in Jiangxi Province, China. Chenzhou will also have mining rights and licenses for mining amorphous graphite in Hunan Province. The transaction entailed a share exchange of 270,815 common shares and 23,764 Series D Convertible Preferred Shares issued by the Company for 3,712,500 common shares representing 37.125% ownership of Chenzhou (value of $1,652,186). The Company was also required to purchase an additional 787,500 shares, 7.875% ownership, for $350,000 cash.

                  On June 25, 2006, this agreement was modified to the extent that the Company released its ownership interest in Chenzhou in exchange for a license agreement.

                  The license agreement establishes the Company as the exclusive perpetual licensee, a collaborative developer of the technology, and the sole party to commercialize the business potential of the technology. The Company negotiated the license in favor of surrendering its common equity interest and other financial commitments to Chenzhou. The license encompasses the exploitation of all of the assets of Chenzhou, which includes mine licenses as and when granted, mine properties and technologies controlled by Chenzhou. Payment of the license was accomplished by credit of 270,815 common shares and 23,764 shares of Series D Preferred stock of the Company issued previously by Graphite Technology Group, Inc., and $350,000 cash advances. The Company has no continuing financial commitments to Chenzhou, however expects to continue financial assistance to further development and commercialization of Chenzhou's technology and mine development.

                  Chenzhou has the option to acquire a 55% economic interest in graphite mine properties located in Jiangxi Province controlled by Jinchuan Graphite Limited Liability Company (the "Jinchuan Mine"). The Company has the option, granted by Chenzhou, to purchase directly a 27.5% ownership of the Jinchuan Mine. Chenzhou would purchase the remaining 27.5%, which purchase, if made, would comprise part of the license.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005


NOTE 4 - NOTES PAYABLE, DEMAND

                  Notes payable, demand, was reduced $450,000 during the period ended June 30, 2006 due to repayments to related parties. Included in this amount were repayments of $300,000 of demand notes recorded on April 19, 2006 as part of the Merger.

NOTE 5 - LONG-TERM DEBT

                  DURING THE PERIOD ENDED JUNE 30, 2006, THE COMPANY BORROWED THE FOLLOWING:

                  The Company's subsidiary, GTG Carbons, LLC, acquired a warehouse and 15 acres of land in Aliquippa, Pennsylvania. The total purchase price was $2,900,000, the Company paid $250,000 and the seller, Mechanical Service Company, Inc., held a mortgage for $2,650,000. The terms of the mortgage call for monthly payments of $19,445 through December 2007, thereafter the monthly payments are $25,325 through May 2011 with a balloon payment on June 1, 2011. Interest is charged at 8% and the mortgage is secured by the building and is guaranteed by the Company.

                  The Company borrowed $30,029 from Keystone Nazareth Bank & Trust to purchase a vehicle. The terms of the note are payments of $726 through May 2010 with interest charged at 6.5%. A vehicle collateralizes the loan.

NOTE 6 - STOCKHOLDERS' EQUITY

                  Series B Preferred Stock. All shares of Series B Preferred Stock were issued at $.55 per share and are immediately convertible at the option of the holder into one sixth of a share of common stock. In the event of a liquidation or dissolution of the Company, the Series B Shares automatically convert into shares of common stock at an effective conversion price of $3.30 per share. Except as provided in the Nevada General Corporation Law, holders of Series B Shares have no voting rights. The shares may be redeemed at any time at the option of the Company at a redemption price of $.01 per share so long as (i) the average of the closing bid prices of our common stock during the twenty trading days preceding the redemption notice date equals or exceeds $1.00 per share; and
                  (ii) the shares of common stock issuable upon conversion are either subject to an effective registration statement under the Securities Act of 1933, or transferable pursuant to Rule 144(k) promulgated thereunder.


                  Series C Preferred Stock. Each share of Series C Preferred Stock shall be converted into that number of shares of Common Stock equal to the original issue price of the Preferred Stock ($17.00) divided by $1.02 (as same may be adjusted, the "Conversion Price") upon the earlier of: (i) the filing of an amendment to the Articles of Incorporation of the Company increasing the number of shares of Common Stock the Company is authorized to issue such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock; or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock (See Note
                  9). Upon sale, each share of Series C Preferred Stock was issued as a unit with one warrant. Each Warrant is exercisable into 50 shares of Common Stock at the exercise price of $2.04 per share.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

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


                  Series D Preferred Stock. Series D Convertible Preferred Stock consists of 585,000 authorized nonvoting shares with a $0.001 par value. Each share of Series D Preferred Stock will automatically convert into 16.667 shares of Common Stock upon the earlier of: (i) the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series D Preferred Stock may be converted into Common Stock or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series D Preferred Stock may be converted into Common Stock (See Note 9). The holders of Series D Preferred Stock will have no liquidation preference, voting rights or rights to receive dividends. These shares were granted to all holders of outstanding shares of the Company's common stock as of the date of the Merger. As noted in Note 1, these shares have been given retroactive effect as if the transaction had occurred for all periods presented.

                  Series E Preferred Stock. Series E convertible preferred stock consists of 14,546 authorized, nonvoting shares with a $0.001 par value. These shares will be convertible into an aggregate of 583,333 shares of Common Stock. Each share of Series E Preferred Stock will be Convertible into shares of Common Stock at the option of the holder commencing upon the earlier of: (i) the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock. Subject to the rights of holders of any series of preferred stock which by its terms is senior to the Series E Preferred Stock , in the event of any liquidation, dissolution winding up of the Company, holders of the Series E Preferred Stock will be entitled to receive in preference to the holders of Common Stock an aggregate amount of approximately $1,454,600.

                  The holders of the Series E preferred stock shall be entitled to receive, out of any assets legally available therefore, cumulative dividends at the rate of five percent (5%) per annum, accrued daily and payable in preference and priority to any payment of any dividend on the common stock. As noted in
                  Note 1, these shares have been given retroactive effect as if the transaction had occurred for all periods presented.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)


         During the period ended June 30, 2006, we obtained gross proceeds of $2,339,999 through the issuance of 137,647 units consisting of shares of Series C Convertible Preferred stock and warrants. The Company incurred costs of $143,921 in relation to the completion of these transactions.

         In connection with the issuance of the Series C Convertible Preferred shares the warrants that were issued were considered "in the money" at the commitment date. These warrants vested immediately. In conjunction with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has recorded $1,227,494 related to the beneficial conversion associated with these warrants.

         During the quarter ended June 30, 2006 the Company converted an outstanding note payable in the amount of $150,000 into 171,735 shares of common stock.

         In order to consummate the Merger, the Company issued 829,755 shares of Series B Preferred Stock, 188,410 shares of Series C Preferred Stock and 9,126,584 shares of Common Stock. This issuance resulted in an increase in Stockholders' Equity of $2,037,959, which represented BPK's stockholders' equity on April 19, 2006.

         During the quarter ended June 30, 2006, the Company also recorded contributed capital totaling $63,650.

         The Company effected a reverse stock split on July 25, 2006. As a result, shares of Series C and Series D Preferred Stock were converted into shares of common stock at that time (see Note 9 for further discussion).


NOTE 7 - INCOME TAXES


         The Company has fully reserved for all state and federal net operating loss carryforwards, thus there is no income tax benefit recorded due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005


NOTE 8 - EARNINGS PER SHARE


     Earnings per common share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible preferred stock and debt are not included when their inclusion would be antidilutive (i.e., reduce the net loss per share).



              The Company's calculation of earnings per share is as follows:

                                                      JUNE 30, 2006        JUNE 30, 2005
                                                     ----------------     ----------------

       NET LOSS                                          ($1,009,791)           ($564,984)
       ACCRETION OF PREFERRED STOCK                       (1,227,494)                   -
                                                     ----------------     ----------------

       NET LOSS APPLICABLE TO COMMON STOCKHOLDERS        ($2,237,285)           ($564,984)
                                                     ================     ================

       WEIGHTED AVERAGE SHARES OUTSTANDING                13,933,826            5,024,485
                                                     ================     ================

       PER SHARE AMOUNT - BASIC AND DILUTED                   ($0.16)              ($0.11)
                                                     ================     ================



     For the three months ended June 30, 2006, the following shares have been excluded from the computation of diluted earnings per share as they would be antidilutive: 829,775 shares of Series B convertible preferred shares that are convertible into 138,296 shares of common stock; 326,057 shares of Series C convertible preferred shares that are convertible into 5,434,300 shares of common stock; 585,000 shares of Series D convertible preferred shares that are convertible into 9,750,000 shares of common stock; 14,546 shares of Series E convertible preferred shares that are convertible into 583,333 shares of common stock; stock warrants convertible into 4,689,837 shares of common stock; and stock options convertible into 366,667 share of common stock.

     For the three months ended June 30, 2005, 14,546 shares of Series E Convertible Preferred Stock that are convertible into 583,333 shares of common stock and 550,429 shares of Series D Convertible Preferred Stock that are convertible into 9,173,816 shares of common stock have been excluded from the computation of diluted earnings per share as they would be antidilutive.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005


NOTE 9 - SUBSEQUENT EVENTS


PRIVATE PLACEMENT



On July 17, 2006, the Company completed a $4.5 Million institutional private placement of 9% guaranteed exchangeable notes due January 12, 2010. The notes were issued to Millennium Global Special Situations Americas Fund by iCarbon Corporation's subsidiary, Graphite Technology Group, Inc., and guaranteed by the Company, The notes are exchangeable for shares of the Company's common stock at an exchange price of $1.38 per share subject to adjustment.



Under the purchase agreement for the notes, the investor also received warrants exercisable for five years from the issue date to purchase 2,205,882 shares of the Company's common stock at an exercise price of $2.04 per share subject to adjustment. The purchase agreement calls for the Company to register the shares issuable upon the exchange of the notes and the exercise of the warrants for resale on behalf of the investor.


ACQUISITION OF CLASSIFIER MILLING SYSTEMS CORP.



iCarbon Canada Ltd., a wholly owned foreign subsidiary of iCarbon Corporation, acquired Classifier Milling Systems Corp. ("CMS"), a Canadian private company in the business of designing, engineering and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials. The acquisition was completed July 27, 2006.


The acquisition terms included a cash payment of $1 million, issuance of $3 million principal amount of Promissory Notes and provisions to pay $1 million of the Promissory Notes by issuance of common equity shares of iCarbon Corporation.



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



REVERSE STOCK SPLIT AND CONVERSION OF PREFERRED SHARES


On July 25, 2006, the Company effected a reverse stock split of its common stock outstanding at a ratio of one share for every six shares outstanding. After giving effect to the reverse split, 15,965,068 shares of the Company's common stock were outstanding.


In addition, the Company issued 16,398,142 shares of its common stock pursuant to the terms of certain convertible notes and Series C and Series D Preferred Stock, after which issuance the Company's issued and outstanding shares of common stock total 32,363,210.


These financial statements have been presented to give effect to the reverse stock split for all periods presented.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

OVERVIEW OF CURRENT BUSINESS


         Prior to April 19, 2006, the Company's business almost entirely related to its working interests in oil and gas development operations. Following the merger with Graphite Technology, the business of the Company is conducted exclusively by its wholly owned subsidiary. Our current business is mining, manufacturing/processing and selling natural and synthetic graphite, carbon based materials and industrial minerals and materials for use in numerous industries and applications. We engineer and process a broad range of graphite powders, carbon materials and industrial minerals, and operate manufacturing facilities in New York and in two locations in Pennsylvania. We are a co-developer of a processing plant in Chenzhou City, Hunan Province, China. We own mining rights to operate graphite mines in Canada and Madagascar and have options to operate mines in China. We are a licensed developer and operator of carbon purification technologies currently under development. Our wholly owned subsidiary, Graphite Technology, is an ISO certified manufacturer: ISO 9001:
2000.

         Scalable processing and mining technology, proprietary formulae and viable sources of raw material supply owned and controlled by us comprises the essential business infrastructure for it to compete effectively as a major supplier of graphite and carbon based materials to diverse industries. Our long-term business strategy is to build value by developing a fully integrated mining, manufacturing, processing and sales operations for graphite, carbon materials (such as activated carbon, metallurgical coke and anthracite) and bulk industrial minerals and materials and related manufactured products conducive to our business infrastructure. We believe that the proprietary processing technologies, proprietary formulae, experienced operators and control of important mine supply sources in Canada, Madagascar and China, will accelerate our business development in an industry that otherwise poses substantial barriers to entry. Our business strategy was adopted to position the Company as one of few global integrated suppliers of graphite and carbon products and a number of industrial minerals and materials.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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


RECENT DEVELOPMENTS.



         On May 31, 2006, GTG Carbons LLC, a wholly owned subsidiary of Graphite Technology, acquired the former LTV Steel warehousing plant in Aliquippa, Pennsylvania on the Ohio River for $2.9 million from Mechanical Services Inc. The facility is compromised of approximately 250,000 square feet of commercial warehousing with proximity to barge and crane loading and related materials handling equipment and 15 acres of commercial zoned land. We plan to utilize the river port and warehousing facility for receiving, warehousing and processing bulk raw materials and finished goods. During the period from closing until present, we began and currently have ongoing, building improvements program to establish the facility for anticipated commercial operations.

         On June 25, 2006, we amended and agreed to rescind the effect of the Purchase and Sale Agreement of October 13, 2005 between Graphite Technology and Chenzhou Global Graphite Inc., ("Chenzhou") by which we acquired 45% common equity interest in Chenzhou. On June 26, 2006, the 45% equity interest we previously acquired was exchanged for a license agreement providing Graphite Technology with the exclusive perpetual right to use and further develop the carbon purification technology owned by Chenzhou and to receive any and all associated benefits therefrom to the extent of a 45% participation in any earnings or distribution of assets by Chenzhou.


         On July 27, 2006, we purchased Classifier Milling Systems Corp., a Canada private company in the business of designing, engineering, and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials.

OUTLOOK


         The graphite and carbon materials markets that we serve are significant in scale and diversity and allow for significant growth. We have industry experienced operators, control of sources of long-term graphite supply, have established trade secret proprietary technologies and product formulas, which together comprise an infrastructure that we believe will result in the Company's products being accepted by customers on an accelerated basis. We believe that our business infrastructure will support rapid growth in all business lines in which we compete.

          The business of the Company is partly dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United States, and the effect of that on periodic growth or decline in basic industries such as: steel, metals, refractory, automotive and aerospace and electronics manufacturing industries. In addition, the business of the Company could be significantly affected by the commercialization of fuel cell technology and carbon based composite materials as well as the rate of development of applications utilizing carbon based materials solutions. The Company is an integrated resource and manufacturing concern and our business results will be effected by our actual production costs of mining, production yield, and the then prevailing prices for mined materials, as well as production levels of worldwide mining competitors. The Company's primary mining activities are currently being established in Madagascar and are planned to be established in China and Canada at a later date. Mined natural graphite prices for volume grade materials are fully negotiated and there is no commodities exchange or futures market where graphite is traded. Historically, Chinese graphite mine suppliers have supplied greater than 50% of graphite materials sold to world markets. In recent years, the price for graphite has increased, partly due to the increased use of graphite due to economic growth and modernization of China's domestic economy and regional growth in Asia and India, and partly due to depletion of mined graphite from current operating mines, primarily in China.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS


         Net sales were $374,255 for our fiscal quarter ended June 30, 2006 as compared to $306,590 for our fiscal quarter ended June 30, 2005. This is an increase of 22% resulting from an expanding customer base.

         Cost of goods sold for the fiscal quarter ended June 30, 2006 were $208,677 or 56% of net sales compared to $170,911 or 56% of net sales for the same period in 2005.

         Gross profit for the fiscal quarter ended June 30, 2006 was $165,578 compared to $135,678 for the same period in 2005, an increase of $29,900 or 22%. This increase is due to the overall increase in net sales. Selling, general and administrative expenses consist of professional fees, employee compensation, insurances, office rents, travel and utilities, and other miscellaneous general and administrative costs. Selling, general and administrative expenses were $1,103,291 for the fiscal quarter ended June 30, 2006 compared to $627,041 for our fiscal quarter ended June 30, 2005. The increase was due primarily due to an increase in employee compensation, professional fees incurred in connection with our financing transactions, acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. As a result of the acquisition and the business development of subsidiaries and new acquired businesses and addition of key personnel, we expect selling, general and administrative expenses to increase substantially in future periods.

         Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $72,078 for our fiscal quarter ended June 30, 2006 compared to $73,621 for our fiscal quarter ended June 30, 2005.

         No benefit for income taxes was recorded for the fiscal quarter ended June 30, 2006 or 2005 because of the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at June 30, 2006 and 2005.

         The net loss for the fiscal quarter ended June 30, 2006 was ($1,009,791) or ($0.16) per basic and diluted share as compared to a net loss of ($564,984) or ($0.11) per basic and diluted share for the fiscal quarter ended June 30, 2005. This decrease in profitability is primarily due to the increased operating expenses in the fiscal quarter ended June 30, 2006 versus the fiscal quarter ended June 30, 2005.


LIQUIDITY AND CAPITAL RESOURCES


         Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short and long-term debt. As of June 30, 2006, we had an unrestricted cash balance of $218,619. At June 30, 2006, we had a working capital deficit of $3,557,026 as compared to a deficit of $5,759,534 at March 31, 2006, a decrease of $2,202,508. The decrease in this deficit is due primarily to a reduction in accounts payable of $360,000 and a reduction in notes payable to related parties in the amount of $1,858,000, a result of the Merger on April 19, 2006.


         Net cash used in operating activities was $1,102,999 for the three-month period ended June 30, 2006 compared to $744,457 for the three-month period ended June 30, 2005. The $358,542 increase in cash used in operating activities was primarily due to an increase in net loss from $564,984 for the three months ended June 30, 2005 to $1,009,791 for the three months ended June 30, 2006.


         Net cash used in investing activities was $1,235,523 for the three-month period ended June 30, 2006 compared to $395,402 for the three-month period ended June 30, 2005. The $840,121 increase in cash used in investing activities was due primarily to $900,000 in payments we made in connection with a definitive acquisition agreement to purchase 50% common equity ownership interest of Societe Malagache du Grafit s.a.r.l., and $128,000 in advances in connection with a license agreement with Chenzhou Global Graphite Inc. These disbursements were offset by a decrease of $200,000 in cash restricted for property, plant and equipment.

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

         Net cash provided by financing activities was $2,427,296 for the three-month period ended June 30, 2006 compared to $1,056,230 for the three-month period ended June 30, 2005. The $1,371,066 increase in net cash provided by financing activities was due to $882,264 in cash received in the merger with BPK Resources, Inc, an increase in the amount of proceeds received from the issuance of convertible preferred stock, net of cost, in the subscribed amount of $2,196,079 for the period ended June 30, 2006 compared to proceeds from long-term debt and demand debt of $1,175,000 during the period ended June 30, 2005 and a net decrease in borrowings of $651,047 versus a net increase in borrowings of $1,056,230 for the same period in 2005. The proceeds were used primarily for the business development of our subsidiaries.


                  Our principal sources of financing over the past three months are described below.



                  During the period of the current report we obtained gross proceeds of $2,339,999 through the issuance of 137,647 units consisting of shares of Series C Convertible Preferred stock and warrants Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $1.02 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock.


                  Each warrant comprising part of the unit of Series C Preferred Stock is exercisable at an exercise price of $2.04 per share. The exercise period for the Warrants commences on the date which is the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each warrant may be exercised in full; or
         (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each warrant may be exercised in full.

                    The Company's subsidiary, GTG Carbons, LLC, acquired a warehouse on 15 acres of land in Aliquippa, Pennsylvania. The total purchase price was $2,900,000, the Company paid $250,000 and the seller, Mechanical Service Company, Inc., held a mortgage for $2,650,000. The terms of the mortgage call for monthly payments of $19,445 through December 2007, thereafter the monthly payments are $25,325 through May 2011 with a balloon payment on June 1, 2011. Interest is charged at 8% and the mortgage is secured by the building and is guaranteed by the Company.


                  The Company borrowed $30,589 from Keystone Nazareth Bank & Trust to purchase a vehicle. The terms of the note are payments of $726 through May 2010 with interest charged at 6.5%. A vehicle collateralizes the loan.


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

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


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

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

iCARBON CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.



Date: September 13, 2006            iCARBON CORPORATION





                                    By  :/s/ James E. Olive
                                        --------------------------------------
                                        James E. Olive
                                        President and Chief
                                        Executive Officer


                                    By: /s/ David Laudeman
                                        --------------------------------------
                                        David Laudeman
                                        Chief Financial Officer