Form 10QSB
period 2006-09-30
iCarbon CORP
filed 2006-11-21
CIK 1093818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended September 30, 2006

Commission file number 27339

iCarbon Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0426887
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

106 Lakeside Avenue
P.O. Box 210
Delano, PA 18220
(Address of principal executive offices)
(570) 467-2222
(Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of November 10, 2006, 33,556,324 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

iCARBON CORPORATION
FORM 10-QSB - INDEX

PART I. FINANCIAL INFORMATION:

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

iCARBON CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$363,253	$129,845
Cash restricted by loan agreement	15,000	15,000
Trade accounts receivable, net of allowance for doubtful accounts of $137,847 at September 30, 2006 and $0 at March 31, 2006	484,535	163,666
Other receivable	26,672	17,000
Inventories	2,122,888	1,472,002
Prepaid expenses	265,142	75,910

Total Current Assets	3,277,490	1,873,423

Property, Plant and Equipment, Net	9,856,205	6,851,042

Goodwill	4,089,972	800,240

License agreement	2,254,970	1,977,186

Deposit on Investment in Company	1,633,300	300,000

Deferred financing costs, net of accumulated amortization of $18,196 at September 30, 2006 and $0 at March 31, 2006	366,082	-

Total Assets	$21,478,019	$11,801,891

The accompanying notes are an integral part of these statements.

	September 30, 2006	March 31, 2006
Liabilities and Stockholders’ Equity	(Unaudited)
Current Liabilities
Current maturities of long-term debt:
Related parties	$1,092,972	$817,972
Other	602,068	543,296
Current maturities of capital lease obligations	15,529	3,607
Notes payable, demand:
Related parties	2,385,117	2,775,117
Other	10,000	2,608,000
Accounts payable	522,693	586,883
Accrued expenses	298,828	244,861
Customer deposits	130,448	-
Due to related parties	52,642	53,221

Total Current Liabilities	5,110,297	7,632,957

Long-Term Debt, less Current Maturities
Related parties	2,600,031	225,000
Other	6,857,080	1,111,944

Total Long-Term Debt	9,457,111	1,336,944

Capital Lease Obligations, less Current Maturities	29,936	2,543

Total Liabilities	14,597,344	8,972,444

Stockholders’ Equity

Preferred Stock: Authorized 100,000,000 Shares:
Class B preferred stock; $0.001 par value; 829,755 shares issued and outstanding - September 30, 2006 (liquidation preference $456,365)	830	-

Class D preferred stock; $0.001 par value; 0 shares issued at September 30, 2006; 585,000 shares issued and outstanding - March 31, 2006	-	585

Class E preferred stock; $0.001 par value;14,546 shares issued and outstanding (involuntary liquidation value - $1,454,618)	15	15

Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 32,641,551shares - September 30, 2006; 6,666,667 shares - March 31, 2006	32,642	6,667

Paid-in capital	15,011,943	6,788,470
Accumulated other comprehensive income - foreign currency translation adjustment	6,920	-
Accumulated deficit	(8,171,675)	(3,966,290)

Total Stockholders’ Equity	6,880,675	2,829,447

Total Liabilities and Stockholders’ Equity	$21,478,019	$11,801,891

iCarbon Corporation and Subsidiaries
iCARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net Sales	$496,041	$295,568	$870,296	$602,158

Cost of Goods Sold	518,180	442,587	726,857	613,498

Gross Profit (Loss)	(22,139)	(147,019)	143,439	(11,340)

Selling, general and administrative	1,501,389	602,242	2,604,680	1,229,283

Operating Loss	(1,523,528)	(749,261)	(2,461,241)	(1,240,623)

Other Income (Expenses)
Interest income (expense), net	(444,572)	(36,951)	(516,650)	(110,572)

Total Other Income (Expenses)	(444,572)	(36,951)	(516,650)	(110,572)

Net Loss	($1,968,100)	($786,212)	($2,977,891)	($1,351,195)

Net Loss per Common Share
Basic	($0.07)	($0.05)	($0.20)	($0.09)

Diluted	($0.07)	($0.05)	($0.20)	($0.09)

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries
iCARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class B		Class C		Class D		Class E
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholders’ Equity
Balance - March 31, 2006	-	$-	-	$-	585,000	$585	14,546	$15	6,666,667	$6,667	$6,788,470	($3,966,290)	$-	$2,829,447
Other stockholders’ equity transactions (unaudited)	-	-	-	-	-	-	-	-	135,000	135	299,765	-		299,900
Shares issued in connection with merger (unaudited)	829,755	830	188,410	188	-	-	-	-	9,126,588	9,127	2,027,814	-		2,037,959
Notes payable converted to equity (unaudited)									1,528,043	1,528	1,827,336	-		1,828,864
Issuance of Class C Preferred Stock (unaudited)			137,647	138							2,339,862			2,340,000
Cost associated with raising capital (unaudited)	-	-	-	-	-	-	-	-	-	-	(468,972)	-		(468,972)
Beneficial conversion - Class C Preferred Stock (unaudited)	-	-	-	-	-	-	-	-	-	-	1,227,494	(1,227,494)		-
Conversion of Class C and D Preferred Stock (unaudited)			(326,057)	(326)	(585,000)	(585)			15,185,253	15,185	(14,274)
Stock warrants issued in conjunction with debt financing											984,448			984,448
Comprehensive loss (unaudited):
Translation adjustment (unaudited)													6,920	6,920
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	(2,977,891)		(2,977,891)
Total comprehensive loss (unaudited)														(2,970,971)
Balance - September 30, 2006 (unaudited)	829,755	$830	-	$-	-	$-	14,546	$15	32,641,551	$32,642	$15,011,943	($8,171,675)	$6,920	$6,880,675

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

iCARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net loss	($ 2,977,891)	($1,351,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,134	160,326
Interest capitalized on notes payable	184,606	15,256
Stock issued for loan extension	63,650	-
Amortization of debt discount	46,878	-
Stock issued in lieu of payment for services	236,250	60,000
(Increase) decrease in assets:
Trade accounts receivable and other receivable	(40,913)	(48,567)
Inventories	87,194	(414,677)
Prepaid expenses	(186,306)	314,681
Increase (decrease) in liabilities:
Accounts payable	(739,607)	837,888
Accrued expenses	169,301	25,090
Customer deposit	130,448	-
Due to related parties	(20,079)	-

Net Cash Used in Operating Activities	(2,788,335)	(401,198)

Cash Flows Used in Investing Activities
Investment in license agreement	(277,784)	-
Utilization of cash restricted for property, plant and equipment	200,000	-
Increase in deposit on investment in company	(1,333,300)	-
Acquisition of subsidiary, net of cash acquired	(955,814)
Purchase of property, plant, and equipment	(683,322)	(1,075,488)

Net Cash Used in Investing Activities	(3,050,220)	(1,075,488)

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

iCARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
Cash Flows from Financing Activities
Repayments on capital lease obligation	(8,320)	(1,659)
Cash received in merger	882,264	-
Proceeds from demand notes payable:
Related Parties	500,000	530,000
Repayments on demand notes payable:
Related Parties	(590,000)	-
Other	(300,000)	-
Proceeds from the issuance of preferred stock, net of offering costs	1,871,028	-
Proceeds from the issuance of long-term debt and stock purchase warrants:
Related parties	18,460	400,000
Other, net of issuance costs	4,158,556	625,000
Repayments on long-term debt:
Related parties	(360,000)	-
Other	(106,945)	(137,338)

Net Cash Provided by Financing Activities	6,065,043	1,416,003

Effect of Foreign Currency Exchange Rate on Cash	6,920	-

Net Increase (Decrease) in Cash	233,408	(60,683)

Cash - Beginning	144,845	103,260

Cash - Ending	$378,253	42,577

Supplemental Disclosure of Cash Flow Information
Interest paid	$141,900	84,007

Supplemental Disclosures of Noncash Investing and Financing Activities
Debt and interest converted to common stock	$1,644,258	$200,000

Equipment acquired by issuance of common stock	$-	$1,650,000

Land and Building acquired by direct financing	$2,650,000	$

Equipment acquired by direct financing and capital lease obligations	$78,224	$375,000

Long-term debt, related party, reclassified to demand note payable, related party	$-	$49,975

Other non cash equity and demand notes payable transaction	$-	$70,755

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

iCARBON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Inventory by direct financing	$-	$429,047

Acquisition of certain assets and liabilities of Classifier Milling Systems Corp. in exchange for cash of $1,000,000 and seller financing of $3,000,000	$3,000,000	$-

Deposit on investment via direct financing	$-	$100,000

Discount recorded on debt in conjunction with stock purchase warrants issued	$984,448	$-

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 8-K/A for the fiscal year ended March 31, 2006, filed on July 14, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month and six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Under accounting principles generally accepted in the United States of America, the Merger is considered to be a capital transaction in substance, rather than a business combination. That is the Merger is equivalent to the issuance of stock by Graphite for the net monetary assets of BPK, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger is identical to that resulting from a reverse acquisition, except that no goodwill intangible asset is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative financial statements of the “legal acquirer” (BPK), are those of the “legal acquiree” (Graphite) (i.e., the accounting acquirer).

In consideration for the Merger, (i) the holders of issued and outstanding shares of the Graphite’s common stock received an aggregate of (A) 6,666,667 shares of BPK’s common stock and (B) 585,000 shares of BPK Series D Convertible Preferred Stock convertible into an aggregate of 9,750,954 shares of BPK common stock; and (ii) holders of issued and outstanding shares of Graphite’s preferred stock received an aggregate of 14,456 shares of Series E Convertible Preferred Stock, convertible into an aggregate of 583,333 shares of BPK common stock. The capital transaction has been given retroactive effect as if the transaction had been in place for all periods presented.

On the date of the merger BPK’s balance sheet consisted of current assets of $3,747,929, current liabilities of $1,709,970 and stockholders’ equity of $2,037,959. Included in current assets was $2,862,739 of demand notes receivable from Graphite to BPK as of the merger date which now eliminates in consolidation. The results of operations for the six month period ended September 30, 2006 include activity for BPK from April 19, 2006 to September 30, 2006.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation (Continued)

On July 21, 2006, BPK Resources, Inc. changed its name to iCarbon Corporation (the Company). The Company’s common stock is presently traded through the facilities of the NASDAQ OTC (ICRB). On August 4, 2006, the Company was granted listing status on the Deutsche Borse Unofficial Regulated Market (Segment Freiverkehr) FWB (R) Frankfurter Wertpapierborse (the Frankfurt Stock Exchange).

At the close of business on July 24, 2006, the Company effected a one for six (1:6) share consolidation and issued a total of 16,398,142 shares of common stock upon the conversion of certain convertible promissory notes and the Company's Series C and Series D preferred stock. Please refer to Note 8.

Note 2 - Recently Issued Accounting Standards

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

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FASB 157"), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact, if any, of the adoption of FASB 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS No. 158"). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirement and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We are currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 3 - Business Acquisition

On July 27, 2006, iCarbon Canada Ltd., a wholly owned foreign subsidiary of iCarbon Corporation, acquired Classifier Milling Systems Corp. ("CMS"), a Canadian private company. CMS engineers and manufactures conventional and custom milling process systems (Hammer Mills, Air Classifier Mills, Cyclones and Cyclone Classifiers, Dust Collectors, Chill Roll Assemblies, Extruders, Paddle/Ribbon Mixers). CMS milling systems are used for production of powdered graphite and a range of industrial minerals as well as plastics, rubber, paints, petrochemicals, cement, food stocks, pharmaceutical, cosmetic, and refractory materials. CMS manufactures systems ranging from 1HP to 500HP for small, medium and large systems users that process up to 50,000 tons per annum rated capacity from a single system. The acquisition expands the Company’s manufacturing capabilities, adds value to its proprietary processing technologies, and adds potential for new markets.

The purchase price of the acquisition was $4 million comprised of $1 million paid in cash and the issuance of a $3 million Promissory Note. The terms of the agreement include a provision to pay $1 million of the Promissory Note by issuance of 714,286 common equity shares of iCarbon Corporation (See Note 7).

The acquisition was accounted for under the purchase method of accounting and the operating results for CMS have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based upon the estimated fair market value of the assets acquired and liabilities assumed as follows:

Cash	$44,186
Accounts receivable, net	289,628
Inventory	738,080
Equipment	33,555
Goodwill	3,289,732

Total Assets Acquired	4,395,181

Accounts and accrued payables	213,610
Note payable	181,571

Total Liabilities Assumed	395,181

Purchase Price	$4,000,000

Under current accounting rules, goodwill resulting from this acquisition is not being systematically amortized but will be subjected to annual impairment tests and will be written down to its estimated fair value when and if the impairment test indicates that the carrying value of goodwill exceeds its fair value. This goodwill is not deductible for tax purposes.

Management is currently evaluating the amount recorded as goodwill to determine if any portion should be reclassed to other separately identifiable intangible assets. Classifier Milling Systems Corp. developed and possesses advanced technologies in the areas of cryogenic processes, dry powders micronization to 2 micron particle sizes, air drive separation/classification technologies to achieve targeted “rich fractions”, and a number of other manufacturing solutions that are unique, commercial and difficult to replicate.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 4 - Inventories

Inventories at September 30, 2006 and March 31, 2006 consist of the following:

	September 30,	March 31,
	2006	2006

Raw materials	$1,601,442	$1,314,266
Work-in-process	147,850	53,366
Finished goods	373,596	104,370

	$2,122,888	$1,472,002

Note 5 - Deposit on Investment in Company, Investment in License Agreement

Agreement between the Company, M. Bertil Akesson, Société Malagache du Grafit

On July 27, 2005, the Company entered into an agreement with Bertil Akesson ("Akesson") and Société Malagache du Grafit (SOMAGRA) by which the Company agreed to purchase a 50% common equity ownership of SOMAGRA. SOMAGRA owns all right and interest in mining claims and leases comprising the Ambatomitamba Graphite Mine and four contiguous mineral bearing properties located in Madagascar as well as all equipment on site. By terms of the agreement, the Company will finance, manage, operate and develop the graphite mines.

The purchase agreement called for the Company to purchase this 50% ownership by payment of $3.0 million, to be paid by $1.2 million in cash, which has been paid at September 30, 2006 and the issue of $1.8 million in common stock to be paid at the earliest date after all governmental approvals of mining permits and licenses for the properties are secured by SOMAGRA, and also at the earliest date when SOMAGRA may transfer or otherwise issue shares representing 50% of its share capital to the Company. The purchase agreement also established the option for the Company to purchase the remaining 50% common equity ownership of SOMAGRA.

The purchase agreement option terms called for an immediate cash payment of $375,000, which has been paid at September 30, 2006 and $800,000 cash to be paid in two payments of $400,000, each payment, payable January 1, 2007 and July 1, 2007, and the issue of $1.65 million in common stock at the then prevailing market price when issued, and to be issued in proportion and currently with each of the remaining cash payments on the dates when the cash payments are due.

There is currently no mining activity. SOMAGRA is developing a mine operations plan with current activities limited to establishing pre-production mine processes.

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

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 5 - Deposit on Investment in Company, Investment in License Agreement (Continued)

The purchase transaction entailed a share exchange of 270,815 common shares and 23,764 Series D Preferred Shares that were converted into common shares (See Notes 1 and 8) issued by the Company in exchange for 3,712,500 common shares of Chenzhou, representing 37.125% ownership of Chenzhou. The Company was also required to purchase an additional 787,500 shares, 7.875% ownership, for $350,000 cash.

On June 25, 2006, this agreement was modified to the extent that the Company released its ownership interest in Chenzhou in exchange for a license agreement, which establishes the Company as the exclusive perpetual licensee, a collaborative developer of the technology, and the sole party to commercialize the business potential of the technology. The Company negotiated the license in favor of surrendering its common equity interest and other financial commitments to Chenzhou. The license encompasses the exploitation of all of the assets of Chenzhou, which includes mine licenses as and when granted to Chenzhou, mine properties and technologies controlled by Chenzhou, and entitles the Company to receive 45% of the economic benefit including any distributions of capital or assets by Chenzhou.

Payment of the license was accomplished by credit of the shares of the Company issued previously by Graphite Technology Group, Inc., and $350,000 cash advances. The Company has and continues to make additional investments under terms of the license to Chenzhou’s technology development. See Note 11

Note 6 - Notes Payable, Demand

Notes payable, demand, was reduced $590,000 during the period ended September 30, 2006 due to repayments to related parties. Additionally, such amounts due from Graphite to BPK prior to the merger now eliminate in consolidation.

Note 7 - Long-Term Debt

During the six months ended September 30, 2006, the Company entered into the following arrangements:

On May 31, 2006, the Company’s subsidiary, GTG Carbons, LLC, acquired a warehouse and 15 acres of land in Aliquippa, Pennsylvania.  The total purchase price was $2,900,000, the Company paid $250,000 and the seller, Mechanical Service Company, Inc., holds a mortgage for $2,650,000.  The terms of the mortgage call for monthly payments of $19,445 through December 2007, thereafter the monthly payments are $25,325 through May 2011 with a balloon payment on June 1, 2011.  Interest is charged at 8% and the mortgage is secured by the building and is guaranteed by the Company.

The Company borrowed $30,029 from Keystone Nazareth Bank & Trust to purchase a vehicle. The terms of the note are payments of $726 through May 2010 with interest charged at 6.5%. A vehicle collateralizes the loan.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 7 - Long-Term Debt (Continued)

On July 17, 2006, the Company completed a $4.5 Million institutional private placement of 9% guaranteed exchangeable notes due January 12, 2010. The notes were issued to Millennium Global Special Situations Americas Fund by iCarbon Corporation’s subsidiary, Graphite Technology Group, Inc., and guaranteed by the Company. The notes are exchangeable for shares of the Company's common stock at an exchange price of $.23. The exchange price of the notes was issued subject to adjustment from consolidation of the Company’s share capital on July 24, 2006, the effect of which resulted in the outstanding exchangeable notes exchangeable at $1.38 per share subject to adjustment. We recorded a discount on this note with respect to warrants issued with this note in the amount of $984,448. This discount is being amortized over the life of the loan. The Company recorded $984,448 to additional paid in capital related to the value assigned to these warrants. Amortization of $46,878 on this discount was recorded during the period ended September 30, 2006.

These warrants were issued in connection with the exchangeable notes and they are exercisable for five years from the issue date and provide the right to purchase 2,205,882 shares of the Company’s common stock at an exercise price of $2.04 per share subject to adjustment. The agreement calls for the Company to register the shares issuable upon the exchange of the notes and the exercise of the warrants for resale on behalf of the investor, upon their demand. In the event the Company does not register the shares upon demand, there is a penalty provision of 2% per month of gross proceeds.

On July 27, 2006, iCarbon Canada, Ltd (ICCL), an Ontario corporation and a wholly owned subsidiary of the Company, acquired 100% of the stock of Classifier Milling Systems Corp. ("CMS"). CMS is a Canadian private company in the business of designing, engineering and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials.

In consideration for all the stock of CMS (See Note 3), ICCL issued a promissory note in the principal amount of $3 million, payable $600,000 each year for five consecutive years on the anniversary date of the closing, plus interest on the unpaid balance at the rate of 4% per year. ICCL has the right to make payment of up to $1 million principal amount of the promissory note by issuance of the Company’s common stock. If the Company made payment of the entire $1 million of the promissory note in common shares, the Company would issue 714,286 shares, valued at $1.40.

The Company borrowed $42,834 Keystone Nazareth Bank & Trust to purchase computers and computer software. The total amount of the loan is $60,000, the balance of which will be borrowed in future reporting periods.

Note 8 - Stockholders’ Equity

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

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 8 - Stockholders’ Equity (Continued)

Series C Preferred Stock.   Each share of Series C Preferred Stock was convertible into that number of shares of Common Stock equal to the original issue price of the Preferred Stock ($17.00) divided by $1.02 (as same may be adjusted, the “Conversion Price”) upon the earlier of: (i) the filing of an amendment to the Articles of Incorporation of the Company increasing the number of shares of Common Stock the Company is authorized to issue such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock; or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock .  Upon sale, each share of Series C Preferred Stock was issued as a unit with one warrant.  Each Warrant is exercisable into 50 shares of Common Stock at the exercise price of $2.04 per share. During the quarter ended September 30, 2006, all of the outstanding Series C Preferred Stock was converted to 5, 434,299 shares of common stock.

In connection with the issuance of the Series C Convertible Preferred shares the warrants that were issued were considered "in the money" at the commitment date. These warrants vested immediately. In conjunction with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has recorded $1,227,494 as additional paid in capital related to the beneficial conversion associated with these warrants.

Series D Preferred Stock. During the quarter ended September 30, 2006, all of the outstanding Series D Preferred Stock (585,000) was converted to 9,750,954 shares of common stock.

Series E Preferred Stock. Series E convertible preferred stock consists of 14,546 authorized, nonvoting shares with a $0.001 par value. These shares will be convertible into an aggregate of 583,333 shares of Common Stock. Each share of Series E Preferred Stock will be Convertible into shares of Common Stock at the option of the holder commencing upon the earlier of: (i) the filing of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock. Subject to the rights of holders of any series of preferred stock which by its terms is senior to the Series E Preferred Stock , in the event of any liquidation, dissolution winding up of the Company, holders of the Series E Preferred Stock will be entitled to receive in preference to the holders of Common Stock an aggregate amount of approximately $1,454,600.

The holders of the Series E preferred stock shall be entitled to receive, out of any assets legally available therefore, cumulative dividends at the rate of five percent (5%) per annum, accrued daily and payable in preference and priority to any payment of any dividend on the common stock. Total dividends in arrears were $172,129 at September 30, 2006.  As noted in Note 1, these shares have been given retroactive effect as if the transaction had occurred for all periods presented.

The Company converted an outstanding note payable in the amount of $150,000 into 171,735 shares of common stock as called for by terms of the note agreement.

The Company issued 19,127 shares of common stock to various individuals and entities in consideration for extending loan provisions. These transactions were valued at $63,650.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 8 - Stockholders’ Equity (Continued)

During the period ended September 30, 2006, the Company issued 1,528,043 shares of common stock as payments on outstanding debt of $1,565,000 and $79,259 of accrued interest. Upon conversion of this debt and accrued interest and the stock price as of this date, an additional $184,606 of interest expense was charged with an equal amount offset to additional paid-in capital.

During the period ended September 30, 2006, the Company issued 135,000 shares of common stock as payments for services rendered in the amount of $236,250.

The Company incurred costs of $468,972 in relation to the completion of the Series C raise and the merger during the period ended September 30, 2006.

The Company had an accumulated other comprehensive income of $6,920 related to foreign currency translation adjustments.

Reverse Stock Split and Conversion of Preferred Shares

On July 24, 2006, the Company effected a reverse stock split of its common stock outstanding at a ratio of one share for every six shares (1:6) outstanding. After giving effect to the reverse split, 15,965,068 shares of the Company's common stock were outstanding. In addition, the Company issued 16,398,142 shares of its common stock pursuant to the terms of certain convertible notes and conversion of all of the Series C and Series D Preferred Stock outstanding, after which issuance the Company's issued and outstanding shares of common stock then totaled 32,363,210.

These financial statements have been presented to give effect to the reverse stock split for all periods presented.

Note 9 - Income Taxes

The Company has fully reserved for all state and federal net operating loss carryforwards, thus there is no income tax benefit recorded due to the uncertainty as to the Company’s ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 10 - Earnings per Share

Earnings per common share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible preferred stock and debt are not included when their inclusion would be antidilutive (i.e., reduce the net loss per share).

The Company's calculation of earnings per share is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net Loss	($1,968,100)	$(786,212)	$(2,977,891)	($1,351,195)
Beneficial conversion of preferred stock	-	-	(1,227,494)	-

Net loss applicable to common stockholders	(1,968,100)	(786,212)	(4,205,385)	(1,351,195)

Weighted average shares outstanding	28,426,593	15,490,487	21,090,198	15,014,917
Per share amount - basic and diluted	($.07)	($.05)	($.20)	($.09)

For the six months ended September 30, 2006, the following shares have been excluded from the computation of diluted earnings per share as they would be antidilutive: 829,775 shares of Series B convertible preferred shares that are convertible into 138,296 shares of common stock; 14,546 shares of Series E convertible preferred shares that are convertible into 583,333 shares of common stock; stock warrants convertible into 5,847,317 shares of common stock; and stock options convertible into 36,667 share of common stock.

For the six months ended September 30, 2005, 14,546 shares of Class E Convertible Preferred Stock that are convertible into 583,333 shares of common stock have been excluded from the computation of diluted earnings per share as they would be antidilutive.

Note 11 - Subsequent Events

Acquisition of Chenzhou Global Graphite, Inc.

On October 15, 2006, the Company entered into a Purchase and Sale Agreement with Chenzhou Global Graphite Inc., a company incorporated in Chenzhou City, Hunan Province, People's Republic of China ("Chenzhou"), and Western Mercantile Enterprises (Canada) Inc., a corporation incorporated under the laws of the Province of British Columbia, Canada, to acquire 100% equity ownership of Chenzhou Global Graphite Inc. for $2.67 million subject to adjustments at closing. The purchase price consists of 800,000 common shares of which 666,882 were previously issued in connection with a license agreement between Chenzhou and the Company as licensee, and a credit of all cash advances made by the Company to Chenzhou since October 2005 until the date of closing.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 11 - Subsequent Events (Continued)

As of September 30, 2006, cash advances under this agreement totaled $542,783. Closing of the acquisition is expected to occur during the fiscal third quarter ending December 31, 2006.

Chenzhou Global Graphite is a development stage company, and the owner and developer of patent pending carbon purification technologies to cost effectively increase carbon levels of amorphous graphite. Purified carbon amorphous graphite represents the potential for better or lower cost material solutions for numerous industrial applications. Chenzhou also holds the option to purchase a 55% interest in a natural graphite mine, located in Jiangxi Province; and separately, has a license application pending for amorphous mining in Hunan Province. The Company is currently collaborating on development of these technologies.

Acquisition of Société Malagache du Grafit s.a.r.l.

On October 15, 2006, the Company, in accordance with agreements with Bertil Akesson ("Akesson") and Société Malagache du Grafit (SOMAGRA), completed purchase of the initial 50% common equity ownership of SOMAGRA by issuance of 1,000,000 common shares of the Company. SOMAGRA owns all right and interest in mining claims and leases comprising the Ambatomitamba Graphite Mine and four contiguous mineral bearing properties located in Madagascar. The Company also made payments credited to the purchase by the Company of the remaining 50% of SOMAGRA, and expects to complete purchase of the remaining 50% in 2007.

Other Agreements

The Company entered into an agreement to acquire substantially all of the assets of Pecor, Inc., a company formed in 1880, which currently retains ownership of approximately 300 patents for manufactured equipment used primarily in iron, steel, aluminum and metals manufacturing and for refractory systems and products, including hot metal mixing and transfer vessels and ladles, coke and nonferrous refining equipment. The agreement is conditional to completion of due diligence.

iCarbon Corporation and Subsidiaries

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included herein and the Form 8K/A filed July 14, 2006. This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

OVERVIEW

Unless the context otherwise requires, references to the “Company,” “iCarbon Corporation” “BPK Resources,” “we,” “us” or “our,” mean iCarbon Corporation (formerly known as: BPK Resources, Inc.) and our consolidated subsidiaries.

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and as except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in Item 2.01 of our previous filed Form 8-K dated April 19, 2006 under the caption “Risk Factors”. The following should be read in conjunction with our financial statements and the related notes included elsewhere herein.

Overview of Current Business

Our current business is mining, manufacturing/processing and selling carbon/graphite materials, and industrial minerals and materials for use in numerous industries and applications, and designing, engineering, manufacturing and selling custom built milling equipment for production of powdered minerals, plastics, rubber, paints, chemical, petrochemical, food stocks, pharmaceutical, cosmetic, and refractory materials. We engineer and process a broad range of carbon/graphite powders and industrial minerals, and operate manufacturing facilities in New York and in two locations in Pennsylvania. We are presently developing a carbon/graphite process plant in Chenzhou City, Hunan Province, China. We own mining rights to operate graphite mines in Canada and Madagascar and have options to operate mines in China. We are a licensed developer and operator of carbon purification technologies currently under development. Our wholly owned subsidiary, Graphite Technology, is an ISO certified manufacturer: ISO 9001: 2000.

Scalable processing and mining technology, proprietary formulae and processing methods, and viable sources of raw material supply, owned and controlled by us, comprise the essential business infrastructure for the Company to compete effectively as a major supplier of carbon/graphite and industrial materials to diverse industries. Our long-term business strategy is to build value by developing a fully integrated mining, manufacturing, processing and sales operations for carbon/graphite materials, bulk industrial minerals and materials and related manufactured products conducive to our business infrastructure. We believe that the proprietary processing technologies, manufacturing capabilities, proprietary formulae, experienced operators and control of important mine supply sources in Canada, Madagascar and China will accelerate our business development in an industry that otherwise poses substantial barriers to entry. Our business strategy was adopted to position the Company as one of few global integrated suppliers of carbon/graphite products and a broad range of industrial minerals and materials.

iCarbon Corporation and Subsidiaries

During the period of this report, management of the Company focused substantially on the integration and transition of business operations resulting from the Merger between BPK Resources and Graphite Technology Group, Inc. on April 19, 2006, and planning the integration of the businesses of the Company’s operating subsidiaries. Management views the Company’s worldwide business infrastructure as critical to the Company’s future performance. Business planning and integration of our subsidiaries is ongoing and remains a continuing priority. To date, and as a result of planning and integration of the Company’s businesses, the Company’s generic business segments include: (i) mining; (ii) carbon/graphite and industrial minerals and materials powders; (iii) manufactured milling equipment systems; and (iv) advanced carbon/graphite materials and products. The company does not at this date, report financial results by business segments.

In general, acquiring the component assets, technologies and operations that presently make up the Company’s going forward business, and the integration of the varying assets, executive and divisional managements and business operations of the Company’s owned, developed and acquired subsidiaries, has been the prevailing concern of management however management now believes those concerns have been adequately addressed and are resulting in management’s opportunity to focus primarily on enhancing current operations, accelerating commercialization of varying technologies owned or controlled by the Company, and allowing for management’s primary attention to shift toward the introduction of products and overall revenue growth.

Recent Developments.

On May 31, 2006, GTG Carbons LLC, a wholly owned subsidiary of Graphite Technology, acquired the former LTV Steel warehousing plant in Aliquippa, Pennsylvania on the Ohio River for $2.9 million from Mechanical Services Inc. The facility is comprised of approximately 250,000 square feet of commercial warehousing with proximity to barge and crane loading and related materials handling equipment and 15 acres of commercial zoned land. We plan to utilize the river port and warehousing facility for receiving, warehousing and processing bulk raw materials and finished goods. During the period from closing until present, we began and currently have ongoing, a building improvements program to establish the facility for anticipated commercial operations, initially for contract processing of industrial minerals, materials and food stocks, all of which may result from present quotations by the Company to a number of prospective industrial clients.

On October 15, 2006, the Company entered into a Purchase and Sale Agreement with Chenzhou Global Graphite Inc., a company incorporated in Chenzhou City, Hunan Province, People's Republic of China ("Chenzhou"), and Western Mercantile Enterprises (Canada) Inc., a corporation incorporated under the laws of the Province of British Columbia, Canada, to acquire 100% equity ownership of Chenzhou. Chenzhou is a development stage company, its material business having been and continuing to be the commercialization of patent pending technologies owned by Chenzhou. Closing of the acquisition is expected to occur during the fiscal third quarter ending December 31, 2006. The Company is presently the exclusive, perpetual licensee of the patent pending carbon purification technologies developed and owned by Chenzhou.

On July 27, 2006, we purchased Classifier Milling Systems Corp., a Canada private company in the business of designing, engineering, and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials.

iCarbon Corporation and Subsidiaries

Outlook

The carbon/graphite materials markets that we serve are significant in scale and diversity and allow for significant growth. We have industry experienced operators, control of sources of long-term mine supply, have established trade secret proprietary technologies and commercial potential associated with current research and development projects for advanced carbon/graphite materials and fuel cell technologies, and have proven equipment manufacturing strengths for micronization of materials, and product formulas, which together comprise an infrastructure that we believe will result in the Company’s products being accepted by customers on an accelerated basis. We believe that our business infrastructure will support rapid growth in all business lines in which we compete.

The business of the Company is partly dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United States, and the effect of that on periodic growth or decline in basic industries such as: steel, metals, refractory, automotive and aerospace and electronics manufacturing industries. In addition, the business of the Company could be significantly affected by the commercialization of fuel cell technology and carbon based composite materials as well as the rate of development of applications utilizing carbon based materials solutions. The Company is an integrated resource and manufacturing concern and our business results will vary with actual production costs of mining, production yield, and the then prevailing prices for mined materials as well as production levels of worldwide mining competitors. The Company’s primary mining activities are currently being established in Madagascar and are planned to be established in China and Canada at a later date. Mined natural graphite prices for volume grade materials are fully negotiated and there is no commodities exchange or futures market where graphite is traded. Historically, Chinese graphite mine suppliers have supplied as much as 2/3 of graphite materials sold to world markets. In recent years, the price for graphite has increased, partly due to the increased use of graphite due to economic growth and modernization of China’s domestic economy and regional growth in Asia and India, and partly due to depletion of mined graphite from current operating mines, primarily in China.

Results of Operations

Net sales were $496,041for our fiscal quarter ended September 30, 2006 as compared to $295,568 for our fiscal quarter ended September 30, 2005, an increase of 68%. Net Sales were attributable to increased sales in our carbon/graphite industrial powders business as well as sales by our manufactured milling equipment systems business.

Cost of goods sold for the fiscal quarter ended September 30, 2006 were $518,180, attributable to our carbon/graphite industrial powders business and our manufactured milling equipment and refractory systems business compared to $442,587 for the same period in 2005.

Gross profit (loss) for the fiscal quarter ended September 30, 2006 was ($22,139) compared to ($147,019) for the same period in 2005, an increase of $ 124,880. This increase is due to the increase in sales. Selling, general and administrative expenses consist of professional fees, employee compensation, insurances, office rents, travel and utilities and other miscellaneous general and administrative costs. Selling, general and administrative expenses were $1,501,389 for the fiscal quarter ended September 30, 2006 compared to $602,242 for our fiscal quarter ended September 30, 2005. The increase was due primarily to an increase in the number of employees and related employee compensation, commissions and professional fees incurred in connection with our financing transactions, costs incurred from the acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. As a result of the acquisition and the business development of subsidiaries and new acquired businesses and addition of key personnel, we expect selling, general and administrative expenses will increase in future periods.

Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $444,572 for our fiscal quarter ended September 30, 2006 compared to $36,951 for our fiscal quarter ended September 30, 2005.

No benefit for income taxes was recorded for the fiscal quarter ended September 30, 2006 or 2005 because of the uncertainty as to the Company’s ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at September 30, 2006 and 2005.

The net loss for the fiscal quarter ended September 30, 2006 was ($1,968,100) or ($0.07) per basic and diluted share as compared to a net loss of ($786,212) or ($0.05) per basic and diluted share for the fiscal quarter ended September 30, 2005. This decrease in profitability is primarily due to significant non-recurring costs realized from the merger, legal and accounting costs applicable to operations prior to the merger, particularly the accounting and legal fees relating to the restatement of audited financial statements of BPK prior to the merger with Graphite Technology from 2004 to current, and significant professional costs during the transition of operations and management since the Merger in April, 2006, and also due to the increased operating expenses in the fiscal quarter ended September 30, 2006 versus the fiscal quarter ended September 30, 2005.

Net sales were $870,296 for our six months ended September 30, 2006 as compared to $602,158 for our six months ended September 30, 2005, an increase of 45%. Net Sales were attributable to our carbon/graphite industrial powders sales and sales from our milling equipment systems business.

Cost of goods sold for the six month period ended September 30, 2006 were $726,857, attributable to our carbon/graphite industrial powders business and our manufactured milling equipment and refractory systems business compared to $613,498 for the same period in 2005.

Gross profit (loss) for the six months ended September 30, 2006 was $143,439 compared to ($11,340) for the same period in 2005, an increase of $154,779. This increase is due to increased sales. Selling, general and administrative expenses consist of professional fees, employee compensation, insurances, office rents, travel and utilities and other miscellaneous general and administrative costs. Selling, general and administrative expenses were $2,604,680 for the six month period ended September 30, 2006 compared to $1,229,283 for the same period ended September 30, 2005. The increase was due primarily to an increase in the number of employees and related employee compensation, commissions and professional fees incurred in connection with our financing transactions, costs incurred from the acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. As a result of the acquisition and the business development of subsidiaries and new acquired businesses and addition of key personnel, we expect selling, general and administrative expenses will increase in future periods.

Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $516,650 for our six months ended September 30, 2006 compared to $110,572 for the same period ended September 30, 2005.

The net loss for the six month period ended September 30, 2006 was ($2,977,891) or ($0.20) per basic and diluted share as compared to a net loss of ($1,351,195) or ($0.09) per basic and diluted share for the same period ended September 30, 2005. This decrease in profitability is primarily due to significant non-recurring costs realized from the merger, legal and accounting costs applicable to operations prior to the merger, particularly the accounting and legal fees relating to the restatement of audited financial statements of BPK prior to the merger with Graphite Technology from 2004 to current, and significant professional costs during the transition of operations and management since the Merger in April, 2006, and also due to the increased operating expenses in the fiscal quarter ended September 30, 2006 versus the same period ended September 30, 2005.

iCarbon Corporation and Subsidiaries

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short and long-term debt. As of September 30, 2006, we had an unrestricted cash balance of $363,253. At September 30, 2006, we had a working capital deficit of $1,832,807 as compared to a deficit of $5,759,534 at March 31, 2006, a decrease of $4,057,175. The decrease in this deficit is due primarily to an increase in inventory of $650,886, an increase in accounts receivable of $320,869, an increase in prepaid expenses of 189,232, a reduction in accounts payable of $64,190, a reduction in demand notes payable of $390,000 and an elimination in notes payable to BPK Resources, Inc. in the amount of $2,608,000 resulting from the Merger on April 19, 2006.

Net cash used in operating activities was $2,788,335 for the six months ended September 30, 2006 compared to $401,198 for the six months ended September 30, 2005. The $2,387,137 increase in cash used in operating activities was primarily due to an increase in net loss from $1,351,195 for the six months ended September 30, 2005 to $2,931,013 for the six months ended September 30, 2006.

Net cash used in investing activities was $3,050,220 for the six months ended September 30, 2006 compared to $1,075,488 for the six months ended September 30, 2005. The $1,974,732 increase in cash used in investing activities was due primarily to $1,333,300 in payments we made in connection with a definitive acquisition agreement to purchase 50% common equity ownership interest of Société Malagache du Grafit s.a.r.l., $1,000,000 in payments we made in connection with our acquisition of Classifier Milling Systems Corp., and $277,784 in advances in connection with a license agreement with Chenzhou Global Graphite Inc. These disbursements were offset by a decrease of $200,000 in cash restricted for property, plant and equipment.

Net cash provided by financing activities was $6,065,043 for the six months ended September 30, 2006 compared to $1,416,003 for the six months ended September 30, 2005. The $4,649,040 increase in net cash provided by financing activities was due to $882,264 in cash received in the merger with BPK Resources, Inc, an increase in the amount of proceeds received from the issuance of convertible preferred stock, net of cost, in the subscribed amount of $1,871,028, an increase in the amount of proceeds from long-term debt of $3,152,016, a decrease in the amount of proceeds from demand notes payable of $30,000 repayments of demand notes payable of $890,000, an increase repayments on long-term debt of $329,607 and an increase in repayments on capital lease obligations of $6,661.

Our principal sources of financing over the past six months are described below.

During the period of the current report we obtained gross proceeds of $2,339,999 through the issuance of 137,647 units consisting of shares of Series C Convertible Preferred stock and warrants Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $1.02 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock. During the quarter ended September 30, 2006, all of the outstanding Series C Preferred Stock was converted to 5,434,299 shares of common stock.

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

iCarbon Corporation and Subsidiaries

During the period of the current report, the Company completed a $4.5 Million institutional private placement of 9% guaranteed exchangeable notes due January 12, 2010. The notes were issued to Millennium Global Special Situations Americas Fund by iCarbon Corporation’s subsidiary, Graphite Technology Group, Inc., and guaranteed by the Company. The notes are currently exchangeable for shares of the Company's common stock at an exchange price of $1.38.

On July 27, 2006, iCarbon Canada Ltd.(ICCL), a wholly owned foreign subsidiary of iCarbon Corporation, acquired Classifier Milling Systems Corp. ("CMS"), a Canadian private company. CMS engineers and manufactures conventional and custom milling process systems (Hammer Mills, Air Classifier Mills, Cyclones and Cyclone Classifiers, Dust Collectors, Chill Roll Assemblies, Extruders, Paddle/Ribbon Mixers). The purchase price of the acquisition was $4 million comprised of $1 million paid in cash and the issuance of a $3 million Promissory Note. The terms of the agreement include a provision to pay $1 million of the Promissory Note by issuance of 714,286 common equity shares of iCarbon Corporation (See Note 7).

The Company borrowed $42,834 Keystone Nazareth Bank & Trust to purchase computers and computer software. The total amount of the loan is $60,000, the balance of which will be borrowed in future reporting periods.

Based on our available cash resources, securities subscribed for, commitments by lenders and expected revenues from operations, we will have sufficient funds to continue to operate at current levels for the next 12 months. We intend to obtain additional funds through sales of debt or equity securities in order to fully implement our business. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), each of whom were appointed to their respective positions on April 19, 2006. Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our CEO and CFO concluded that in light of the fact that we have had to file for extensions of the due date for a number of the periodic reports required to be filed with the Securities and Exchange Commission, our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. The CEO and CFO also concluded that the number of actions taken during the period of this report, such as the current ongoing implementation of network based management information systems, and the completion of the ongoing transition of business reporting to present management from prior management and prior appointed auditors and consultants previously relied on by the Company for reporting the Company’s business operations, should result in adequate and effective disclosure controls and procedures to supply information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

iCarbon Corporation and Subsidiaries

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

At the close of business on July 24, 2006, the Company issued a total of 16,398,142 shares of common stock upon the conversion of convertible promissory notes and the Company’s Series C and Series D preferred stock. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

On July 14, 2006, the Company filed a current report on Form 8-K/A to provide the financial statements of Graphite Technology Group, Inc. for its fiscal years ended March 31, 2006 and 2005 and to report a change in the Company’s fiscal year.

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

iCarbon Corporation and Subsidiaries

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: November 20, 2006	ICARBON CORPORATION

	By:	/s/ James E. Olive
James E. Olive
President and Chief Executive Officer

By:	/s/ David Laudeman
David Laudeman
Chief Financial Officer