Form 10QSB
period 2006-12-31
iCarbon CORP
filed 2007-02-14
CIK 1093818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended December 31, 2006

Commission file number 27339

iCarbon Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0426887
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

106 Lakeside Avenue
P.O. Box 210
Delano, PA 18220
(Address of principal executive offices)
(570) 467-2222
(Issuer's telephone number)

Check whether the issuer (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of February 13, 2007, 33,706,551 shares of our common stock, par value, $.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

iCARBON CORPORATION
FORM 10-QSB - INDEX
PART I. FINANCIAL INFORMATION:

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements
iCARBON CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$175,064	$$129,845
Cash restricted by loan agreement	15,000	15,000
Trade accounts receivable	342,864	163,666
Other receivable	21,784	17,000
Inventories	2,396,317	1,472,002
Prepaid expenses	284,786	75,910

Total Current Assets	3,235,815	1,873,423

Property, Plant and Equipment, Net	10,029,752	6,851,042

Goodwill	3,874,325	800,240

License agreement	2,302,735	1,977,186

Investment in Company	3,000,000	--

Deposit on Investment in Company	375,000	300,000

Deferred financing costs, net of accumulated amortization of $45,690 at
December 31, 2006 and $0 at March 31, 2006	338,588	--

Other	152,105	--

Total Assets	$23,308,320	$11,801,891

The accompanying notes are an integral part of these statements

Liabilities and Stockholders' Equity	December 31, 2006	March 31, 2006
Current Liabilities	(Unaudited)
Current maturities of long-term debt:
Related parties	$1,092,972	$817,972
Other	598,550	543,296
Current maturities of capital lease obligations	31,922	3,607
Notes payable, demand:
Related parties	2,915,117	2,775,117
Other	10,000	2,608,000
Accounts payable	1,010,309	586,883
Accrued expenses	639,523	244,861
Customer deposits	174,972	--
Due to related parties	52,642	53,221

Total Current Liabilities	6,526,007	7,632,957

Long-Term Debt, less Current Maturities
Related parties	2,745,640	225,000
Other	6,917,068	1,111,944

Total Long-Term Debt	9,662,708	1,336,944

Capital Lease Obligations, less Current Maturities	39,495	2,543

Total Liabilities	16,228,210	8,972,444

Stockholders' Equity

Preferred Stock: Authorized 100,000,000 Shares:
Class B preferred stock; $0.001 par value; 829,755 shares issued and outstanding - December 31, 2006 (liquidation preference $456,365)	830	-

Class D preferred stock; $0.001 par value; 0 shares issued at December 31, 2006; 585,000 shares issued and outstanding - March 31, 2006	-	585

Class E preferred stock; $0.001 par value;14,546 shares issued and outstanding (involuntary liquidation value - $1,454,618)	15	15

Common stock, $0.001 par value; authorized 100,000,000 shares; issued and outstanding 33,706,551shares - December 31, 2006; 6,666,667 shares - March 31, 2006	33,707	6,667

Paid-in capital	16,908,378	6,788,470
Accumulated other comprehensive loss - foreign currency translation adjustment	(9,799)	-
Accumulated deficit	(9,853,021)	(3,966,290)

Total Stockholders' Equity	7,080,110	2,829,447

Total Liabilities and Stockholders' Equity	$23,308,320	$11,801,891

iCarbon Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net Sales	$460,838	$296,162	$1,331,133	$898,320

Cost of Goods Sold	430,247	151,405	1,157,104	547,785

Gross Profit	30,591	144,757	174,029	350,535

Selling, general and administrative	1,300,559	562,254	3,905,239	2,008,655

Operating Loss	(1,269,968)	(417,497)	(3,731,210)	(1,658,120)

Other Income (Expenses)
Other (expense)	--	(135,000)	--	(135,000)
Interest income (expense), net	(411,379)	(128,621)	(928,027)	(239,123)

Total Other Income (Expenses)	(411,379)	(263,621)	(928,027)	(374,193)

Net Loss	($1,681,347)	($ 681,118)	($4,659,237)	($2,032,313)

Net Loss per Common Share
Basic and diluted	($ 0.05)	($ 0.04)	($ 0.23)	($ 0.13)

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Class B   Class C   Class D   Class E
 Preferred Stock  Preferred Stock  Preferred Stock   Preferred Stock  Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholders’ Equity
Balance - March 31, 2006	-	$-	-	$-	585,000	$585	14,546	$15	6,666,667	$6,667	$6,788,471	($3,966,290)	$-	$2,829,447
Other stockholders’ equity transactions (unaudited)	-	-	-	-	-	-	-	-	200,000	200	397,200	-		397,400
Shares issued in connection with merger (unaudited)	829,755	830	188,410	188	-	-	-	-	9,126,588	9,127	2,027,814	-		2,037,959
Notes payable converted to equity (unaudited)									1,528,043	1,528	1,827,336	-		1,828,864
Issuance of Class C Preferred Stock (unaudited)			137,647	138							2,339,862			2,340,000
Cost associated with raising capital (unaudited)	-	-	-	-	-	-	-	-	-	-	(468,972)	-		(468,972)
Beneficial conversion - Class C Preferred Stock (unaudited)	-	-	-	-	-	-	-	-	-	-	1,227,494	(1,227,494)		-
Conversion of Class C and D Preferred Stock (unaudited)			(326,057)	(326)	(585,000)	(585)			15,185,253	15,185	(14,274)			-
Shares issued in connection with investment in business interest (unaudited)									1,000,000	1,000	1,799,000			1,800,000
Stock warrants issued in conjunction with debt financing											984,448			984,448
Comprehensive loss (unaudited):
Translation adjustment (unaudited)													(9,799)	(9,799)
Net loss (unaudited)	-	-	-	-	-	-	-	-	-	-	-	(4,659,237)		(4,659,237)
Total comprehensive loss (unaudited)														(4,669,036)
Balance - December 31, 2006 (unaudited)	829,755	$830	-	$-	-	$-	14,546	$15	33,706,551	$33,707	$16,908,378	($9,853,021)	($9,799)	$7,080,110

iCarbon Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net loss	($ 4,659,237)	($2,032,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on asset	-	135,000
Depreciation and amortization	404,112	265,706
Interest capitalized on notes payable	184,606	15,256
Stock issued for loan extension	63,650	-
Amortization of debt discount	117,195	-
Stock issued in lieu of payment for services	333,750	172,500
(Increase) decrease in assets:
Trade accounts receivable and other receivable	5,759	17,786
Inventories	(5,098)	(572,184)
Prepaid expenses	(270,951)	263,401
Increase (decrease) in liabilities:
Accounts payable	(251,991)	125,649
Accrued expenses	509,996	358,521
Customer deposit	174,972	-
Due to related parties	(20,079)	-

Net Cash Used in Operating Activities	(3,413,316)	(1,250,678)

Cash Flows Used in Investing Activities
Investment in license agreement	(325,549)	-
Utilization of cash restricted for property, plant and equipment	200,000	-
Increase in investment in company and deposit on investment in company	(1,333,300)	-
Acquisition of subsidiary, net of cash acquired	(821,417)	-
Other	(28,805)	-
Purchase of property, plant, and equipment	(942,292)	(497,377)

Net Cash Used in Investing Activities	(3,251,363)	(497,377)

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
Cash Flows from Financing Activities
Repayments on capital lease obligation	(15,427)	(2,225)
Cash received in merger	882,264	-
Proceeds from demand notes payable:
Related Parties	1,030,000	590,000
Repayments on demand notes payable:
Related Parties	(590,000)	(7,000)
Other	(300,000)	-
Proceeds from the issuance of preferred stock, net of offering costs	1,871,028	-
Proceeds from the issuance of long-term debt and stock purchase warrants:
Related parties	164,069	400,000
Other, net of issuance costs	4,175,722	1,225,000
Repayments on long-term debt:
Related parties	(360,000)	-
Other	(137,959)	(249,269)

Net Cash Provided by Financing Activities	6,719,697	1,956,506

Effect of Foreign Currency Exchange Rate on Cash	(9,799)	-
Net Increase in Cash	45,219	208,451

Cash - Beginning	144,845	103,260

Cash - Ending	$190,064	311,711
Supplemental Disclosure of Cash Flow Information
Interest paid	$239,284	58,436

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosures of Noncash Investing and Financing Activities
Debt and interest converted to common stock	$1,644,258	$394,535

Equipment acquired by issuance of common stock	$-	$1,650,000

Land and Building acquired by direct financing	$2,650,000	$-

Equipment acquired by direct financing and capital lease obligations	$111,282	$375,000

Long-term debt, related party, reclassified to demand note payable, related party	$-	$49,975

Other non cash equity and demand notes payable transaction	$-	$70,755

Inventory acquired by direct financing	$-	$429,047

Acquisition of certain assets and liabilities of Classifier Milling Systems Corp. in exchange for cash of $1,000,000 and seller financing of $3,000,000	$3,000,000	$-

Deposit on investment via direct financing	$-	$100,000

Asset repossessed and related debt relieved	$-	$315,000

Other property released and related accrued expenses relieved	$-	$170,000

Investment in business interest acquired by issuance of Common Stock	$-	$1,652,186

Discount recorded on debt in conjunction with stock purchase warrants issued	$984,448	$-

Acquisition of equity investment through the issuance of 1,000,000 shares of common stock	$1,800,000	$-

The accompanying notes are an integral part of these statements.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 8-K/A for the fiscal year ended March 31, 2006, filed on July 14, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month and nine month periods ended December 31, 2006 and 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In consideration for the Merger, (i) the holders of issued and outstanding shares of the Graphite's common stock received an aggregate of (A) 6,666,667 shares of BPK's common stock and (B) 585,000 shares of BPK Series D Convertible Preferred Stock convertible into an aggregate of 9,750,954 shares of BPK common stock; and (ii) holders of issued and outstanding shares of Graphite's preferred stock received an aggregate of 14,546 shares of Series E Convertible Preferred Stock, convertible into an aggregate of 583,333 shares of BPK common stock. The capital transaction has been given retroactive effect as if the transaction had been in place for all periods presented.

On the date of the merger BPK's balance sheet consisted of current assets of $3,747,929, current liabilities of $1,709,970 and stockholders' equity of $2,037,959. Included in current assets was $2,862,739 of demand notes receivable from Graphite to BPK as of the merger date which now eliminates in consolidation. The results of operations for the nine month period ended December 31, 2006 include activity for BPK from April 19, 2006 to December 31, 2006.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 1 - Basis of Presentation (Continued)

On July 21, 2006, BPK Resources, Inc. changed its name to iCarbon Corporation (the Company). The Company's common stock is presently traded through the facilities of the NASDAQ OTC (ICRB). On August 4, 2006, the Company was granted listing status on the Frankfurt Stock Exchange.

At the close of business on July 24, 2006, the Company effected a one for six (1:6) share consolidation and issued a total of 16,398,142 shares of common stock upon the conversion of certain convertible promissory notes and the Company's Series C and Series D preferred stock. Please refer to Note 8.

Note 2 - Recently Issued Accounting Standards

In June 2006, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer. If such taxes are significant, the accounting policy should be disclosed as well as the amount of taxes included in the financial statements if presented on a gross basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, of EITF Issue No. 06-03 which it will adopt at the beginning of Fiscal 2008.

In October 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 123R-6, "Technical Corrections of FASB Statement No. 123(R)" ("FSP 123(R)-6"). FSP 123(R)-6 amends FSP 123(R) to exempt nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options (or share units) and share options expected to vest, to revise the computation of minimum compensation cost that must be recognized, to indicate that at the date that the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed, and to amend the definition of short-term inducement to exclude an offer to settle an award. The Company does not expect the adoption of FSP 123(R)-6 to have a material impact on its financial condition, results of operations or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, "Amendment of FASB Staff Position FAS 123(R)-1" ("FSP 123(R)-5"). FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

 In December 2006, FASB issued a FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for
Contingencies”. The guidance in this FSP amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have in our consolidated results of operations and financial position.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 3 - Business Acquisition

On July 27, 2006, iCarbon Canada Ltd., a wholly owned foreign subsidiary of iCarbon Corporation, acquired Classifier Milling Systems Corp. ("CMS"), a Canadian private company. CMS engineers and manufactures conventional and custom milling process systems (Hammer Mills, Air Classifier Mills, Cyclones and Cyclone Classifiers, Dust Collectors, Chill Roll Assemblies, Extruders, Paddle/Ribbon Mixers). CMS milling systems are used for production of powdered graphite and a range of industrial minerals as well as plastics, rubber, paints, petrochemicals, cement, food stocks, pharmaceutical, cosmetic, and refractory materials. CMS manufactures systems ranging from 1HP to 500HP for small, medium and large systems users that process up to 50,000 tons per annum rated capacity from a single system. The acquisition expands the Company's manufacturing capabilities, adds value to its proprietary processing technologies, and adds potential for new markets.

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

The acquisition was accounted for under the purchase method of accounting and the operating results for CMS have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based upon the estimated fair market value of the assets acquired and liabilities assumed as follows:

Cash	$44,186
Accounts receivable, net	184,578
Other receivable	138,046
Inventory	920,731
Equipment	33,555
Goodwill	3,074,085

Total Assets Acquired	4,395,181

Accounts and accrued payables	213,610
Note payable	181,571

Total Liabilities Assumed	395,181

Purchase Price	$4,000,000

Subsequent to the original purchase price allocation, more accurate information has become available regarding the original allocation and the resulting impact has been to decrease Goodwill by $215,647, which has been reflected above.

Under current accounting rules, goodwill resulting from this acquisition is not being systematically amortized but will be subjected to annual impairment tests and will be written down to its estimated fair value when and if the impairment test indicates that the carrying value of goodwill exceeds its fair value. This goodwill is not deductible for tax purposes.

Management is currently evaluating the amount recorded as goodwill to determine if any portion should be reclassed to other separately identifiable intangible assets. Classifier Milling Systems Corp. developed and possesses advanced technologies in the areas of cryogenic processes, dry powders micronization to 2-micron particle sizes, air drive separation/classification technologies to achieve targeted “rich fractions”, and a number of other manufacturing solutions that are unique, commercial and difficult to replicate.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 4 - Inventories

Inventories at December 31, 2006 and March 31, 2006 consist of the following:

	December 31,	March 31,
	2006	2006

Finished goods	$588,627	$104,370
Work-in-process	238,963	53,366
Raw materials	1,568,727	1,314,266

	$2,396,317	$1,472,002

Note 5 - Investment in Company, Deposit on Investment in Company, Investment in License Agreement

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

The purchase agreement called for the Company to purchase this 50% ownership by payment of $3.0 million, to be paid by $1.2 million in cash, which has been paid during the nine month period ended December 31, 2006 and the issue of $1.8 million in common stock to be paid at the earliest date after all governmental approvals of mining permits and licenses for the properties are secured by SOMAGRA, and also at the earliest date when SOMAGRA may transfer or otherwise issue shares representing 50% of its share capital to the Company. The purchase agreement also established the option for the Company to purchase the remaining 50% common equity ownership of SOMAGRA. The Company completed the purchase of the initial 50% in October, 2006.

The purchase agreement option terms called for an immediate cash payment of $375,000, which has been paid during the nine month period ended December 31, 2006 and $800,000 cash to be paid in two payments of $400,000, each payment, payable January 1, 2007 and July 1, 2007, and the issue of $1.65 million in common stock at the then prevailing market price when issued, and to be issued in proportion and currently with each of the remaining cash payments on the dates when the cash payments are due.

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

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 5 - Investment in Company, Deposit on Investment in Company, Investment in License Agreement (Continued)

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

Payment of the license was accomplished by credit of the shares of the Company issued previously by Graphite Technology Group, Inc., and $350,000 cash advances. The Company has and continues to make additional investments under terms of the license to Chenzhou's technology development.

On October 15, 2006, the Company entered into a Purchase and Sale Agreement with Chenzhou Global Graphite Inc. and Western Mercantile Enterprises (Canada) Inc., a corporation incorporated under the laws of the Province of British Columbia, Canada, to acquire 100% equity ownership of Chenzhou Global Graphite Inc. for $2.67 million subject to adjustments at closing. The purchase price consists of 800,000 common shares of which 666,882 were previously issued in connection with a license agreement between Chenzhou and the Company as licensee, and a credit of all cash advances made by the Company to Chenzhou since October 2005 until the date of closing.

As of the period ended December 31, 2006, cash advances under this agreement totaled $650,549. Closing of the acquisition is expected to occur during the Company’s fiscal fourth quarter ending March 31, 2007.

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

Note 6 - Notes Payable, Demand

Notes payable, demand, increased $530,000 during the quarter ended December 31, 2006, representing amounts borrowed from related parties. Additionally, such amounts due from Graphite Technology Group to iCarbon Corporation prior to the Merger eliminates in consolidation.

Note 7 - Long-Term Debt

During the nine months ended December 31, 2006, the Company entered into the following arrangements:

On May 31, 2006, the Company's subsidiary, GTG Carbons, LLC, acquired a warehouse and 15 acres of land in Aliquippa, Pennsylvania.  The total purchase price was $2,900,000, the Company paid $250,000 and the seller, Mechanical Service Company, Inc., holds a mortgage for $2,650,000.  The terms of the mortgage call for monthly payments of $19,445 through December 2007, thereafter the monthly payments are $25,325 through May 2011 with a balloon payment on June 1, 2011.  Interest is charged at 8% and the mortgage is secured by the building and is guaranteed by the Company.

The Company borrowed $30,029 from Keystone Nazareth Bank & Trust to purchase a vehicle. The terms of the note are payments of $726 through May 2010 with interest charged at 6.5%. A vehicle collateralizes the loan.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 7 - Long-Term Debt (Continued)

On July 17, 2006, the Company completed a $4.5 Million institutional private placement of 9% guaranteed exchangeable notes due January 12, 2010. The notes were issued to Millennium Global Special Situations Americas Fund by iCarbon Corporation's subsidiary, Graphite Technology Group, Inc., and guaranteed by the Company. The notes are exchangeable for shares of the Company's common stock at an exchange price of $.23. The exchange price of the notes was issued subject to adjustment from consolidation of the Company's share capital on July 24, 2006, the effect of which resulted in the outstanding exchangeable notes exchangeable at $1.38 per share subject to adjustment. We recorded a discount on this note with respect to warrants issued with this note in the amount of $984,448. This discount is being amortized over the life of the loan. The Company recorded $984,448 to additional paid in capital related to the value assigned to these warrants. Amortization of $117,195 on this discount was recorded during the nine month period ended December 31, 2006.

These warrants were issued in connection with the exchangeable notes and they are exercisable for five years from the issue date and provide the right to purchase 1,630,435 shares of the Company's common stock at an exercise price of $2.04 per share subject to adjustment. The agreement calls for the Company to register the shares issuable upon the exchange of the notes and the exercise of the warrants for resale on behalf of the investor, upon their demand. In the event the Company does not register the shares upon demand, there is a penalty provision of 2% per month of gross proceeds.

On July 27, 2006, iCarbon Canada, Ltd (ICCL), an Ontario corporation and a wholly owned subsidiary of the Company, acquired 100% of the stock of Classifier Milling Systems Corp. ("CMS"). CMS is a Canadian private company in the business of designing, engineering and manufacturing milling equipment for use in separation, reduction, classifying and routing raw materials.

In consideration for all the stock of CMS (See Note 3), ICCL issued a promissory note in the principal amount of $3 million, payable $600,000 each year for five consecutive years on the anniversary date of the closing, plus interest on the unpaid balance at the rate of 4% per year. ICCL has the right to make payment of up to $1 million principal amount of the promissory note by issuance of the Company's common stock. If the Company made payment of the entire $1 million of the promissory note in common shares, the Company would issue 714,286 shares, valued at $1.40.

During the quarter ended December 31, 2006, a related party advanced $145,609 to CMS. No repayment schedule has been established for these advances.

The Company borrowed $60,000 from Keystone Nazareth Bank & Trust to purchase computers and computer software. The note is due August 3, 2009 and bears an interest rate of 7.85%.

Note 8 - Stockholders' Equity

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

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 8 - Stockholders' Equity (Continued)

Series C Preferred Stock. In the first quarter, in conjunction with the merger with BPK and additional capital raises, shares of Series C Preferred Stock were issued  Each share of Series C Preferred Stock was convertible into that number of shares of Common Stock equal to the original issue price of the Preferred Stock ($17.00) divided by $1.02 (as same may be adjusted, the “Conversion Price”) upon the earlier of: (i) the filing of an amendment to the Articles of Incorporation of the Company increasing the number of shares of Common Stock the Company is authorized to issue such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock; or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series C Preferred Stock can be converted into Common Stock .  Upon sale, each share of Series C Preferred Stock was issued as a unit with one warrant.  Each Warrant is exercisable into 50 shares of Common Stock at the exercise price of $2.04 per share. During the nine month period ended December 31, 2006, all of the outstanding Series C Preferred Stock was converted to 5,434,299 shares of common stock.

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

Series D Preferred Stock. During the nine month period ended December 31, 2006, all of the outstanding Series D Preferred Stock (585,000) was converted to 9,750,954 shares of common stock.

Series E Preferred Stock. Series E convertible preferred stock consists of 14,546 authorized, nonvoting shares with a $0.001 par value. These shares will be convertible into an aggregate of 583,333 shares of Common Stock. Each share of Series E Preferred Stock will be Convertible into shares of Common Stock at the option of the holder commencing upon the earlier of: (i) the filing of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock or (ii) the first business day after the effective date of a reverse stock split of the outstanding shares of Common Stock such that a sufficient number of shares of Common Stock is authorized and unissued so that each share of Series E Preferred Stock may be converted into Common Stock. Subject to the rights of holders of any series of preferred stock which by its terms is senior to the Series E Preferred Stock, in the event of any liquidation, dissolution winding up of the Company, holders of the Series E Preferred Stock will be entitled to receive in preference to the holders of Common Stock an aggregate amount of approximately $1,454,600.

The holders of the Series E preferred stock shall be entitled to receive, out of any assets legally available therefore, cumulative dividends at the rate of five percent (5%) per annum, accrued daily and payable in preference and priority to any payment of any dividend on the common stock. Total dividends in arrears were $139,649 at December 31, 2006.  As noted in Note 1, these shares have been given retroactive effect as if the transaction had occurred for all periods presented.

During the nine month period ended December 31, 2006, the Company converted outstanding notes payable into 1,528,043 shares of common stock as called for by terms of the note agreements.

During the nine period ended December 31, 2006, the Company issued 19,127 shares of common stock to various individuals and entities in consideration for extending loan provisions. These transactions were valued at $63,650.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 8 - Stockholders' Equity (Continued)

During the nine month period ended December 31, 2006, the Company issued 1,528,043 shares of common stock as payments on outstanding debt of $1,565,000 and $79,259 of accrued interest. Upon conversion of this debt and accrued interest and the stock price as of this date, an additional $184,606 of interest expense was charged with an equal amount offset to additional paid-in capital.

During the nine month period ended December 31, 2006, the Company issued 135,000 shares of common stock as payments for services rendered in the amount of $236,250.

During the nine month period ended December 31, 2006, the Company issued 1,000,000 shares of common stock to acquire a 50% interest in a business in accordance with the purchase agreement described in Note 5. The agreement called for the Company to purchase this 50% ownership by payment of $3.0 million, to be paid by $1.2 million in cash, which has been paid at December 31, 2006 and the issue of $1.8 million in common stock.

During the nine month period ended December 31, 2006, the Company issued 65,000 shares of common stock as payment for services rendered in the amount of $97,500.

The Company incurred costs of $468,972 in relation to the completion of the Series C raise and the merger during the period ended December 31, 2006.

The Company had an accumulated other comprehensive loss of $9,799 related to foreign currency translation adjustments.

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
December 31, 2006 and 2005
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

The Company's calculation of earnings per share is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net Loss	($1,681,347)	$(681,118)	$(4,659,237)	($2,032,313)
Beneficial conversion of preferred stock	-	-	(1,227,494)	-

Net loss applicable to common stockholders	(1,681,347)	(681,118)	(5,886,731)	(2,032,313)

Weighted average shares outstanding	33,706,551	15,490,487	25,310,944	15,319,356
Per share amount - basic and diluted	($.05)	($.05)	($.23)	($.13)

For the three months and nine months ended December 31, 2006, the following shares have been excluded from the computation of diluted earnings per share as they would be antidilutive: 829,775 shares of Series B convertible preferred shares that are convertible into 138,296 shares of common stock; 14,546 shares of Series E convertible preferred shares that are convertible into 583,333 shares of common stock; stock warrants convertible into 5,847,317shares of common stock; and stock options convertible into 36,667 share of common stock.

For the three months and nine months ended December 31, 2005, 14,546 shares of Class E Convertible Preferred Stock that are convertible into 583,333 shares of common stock have been excluded from the computation of diluted earnings per share as they would be antidilutive.

iCarbon Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
December 31, 2006 and 2005
(Unaudited)

Note 11 - Business Segment Information

The Company’s business segments include: (i) Industrial Materials, which is the production of carbon/graphite industrial powders and a range of non-carbon/graphite industrial minerals and materials; (ii) Mining, which accounts for natural carbon/graphite mined and sold; (iii) Advanced Carbon Materials, which are materials and products produced and sold in reliance of certain technologies owned and controlled by the Company; and (iv) Milling Systems, which are milling equipment systems and equipment designed, engineered and built by Classifier Milling Systems Corp., a wholly owned subsidiary of the Company.

The table below lists revenues and associated (loss) for the business segments that had operating results for the three and nine month periods of this report. There were no revenues associated with the Advanced Carbon Materials and Mining segments for the three and nine month periods of this report.

	Graphite/Carbon Products		Manufactured Mill Equipment

	Period ended 12/31/06:		Period Ended 12/31/06
	Three Months	Nine Months	Three Months	Nine Months
Revenues from customers	$322,147	$1,015,984	$138,691	$315,149
Inter-segment revenues			3,382	34,627
Segment loss	(1,484,424)	(4,456,918)	(196,923)	(202,319)

	Three Months Ended 12/31/06	Nine Months Ended 12/31/06

Total loss for reported segments	($1,681,347)	($4,659,237)

Note 12 - Subsequent Events

Acquisition of the assets of Pecor Inc.

The Company is party to an agreement to acquire substantially all of the assets of Pecor Inc., a company formed in 1880, which currently retains ownership of approximately 300 patents for manufactured equipment used primarily in iron, steel, aluminum and metals manufacturing and for refractory systems and products, including hot metal mixing and transfer vessels and ladles, coke and nonferrous refining equipment. The agreement is conditional to completion of due diligence, which remains ongoing as at the date of this report.

iCarbon Corporation and Subsidiaries

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

To date, and as a result of planning and integration of the Company's businesses, the Company's generic business segments include: (i) mining; (ii) carbon/graphite and industrial minerals and materials powders; (iii) manufactured milling equipment systems; and (iv) advanced carbon/graphite materials and products. See Note 11 for the Company’s financial results by major business segments.

iCarbon Corporation and Subsidiaries

During the period of this report management of the Company continued to focus on the acquisition of component assets, technologies and operations that presently make up the Company’s going forward business and the related integration of executive and divisional managements and business operations of the Company’s owned, developed and acquired subsidiaries as well as its investment interests in future planned operations. Business planning and integration of our subsidiaries is ongoing and remains a continuing priority.

Management’s primary objectives for the next twelve months are to:

▪	establish mine production from the Company’s Madagascar mine holdings
▪	commercialize patent pending carbon purification technologies controlled by the Company
▪	produce and sell a broad range of carbon/graphite materials for selling in the US, Europe and Asia
▪	undertake initial contract processing of non-carbon bulk industrial minerals/materials to industrial producers
▪	increase sales of products from subsidiaries

Recent Developments.

On October 15, 2006, the Company entered into a Purchase and Sale Agreement with Chenzhou Global Graphite Inc., a company incorporated in Chenzhou City, Hunan Province, People's Republic of China ("Chenzhou"), and Western Mercantile Enterprises (Canada) Inc., a corporation incorporated under the laws of the Province of British Columbia, Canada, to acquire 100% equity ownership of Chenzhou. Chenzhou is a development stage company, its material business having been and continuing to be the commercialization of patent pending technologies owned by Chenzhou. Closing of the acquisition is expected to occur during the fiscal fourth quarter ending March 31, 2007. The Company is presently the exclusive, perpetual licensee of the patent pending carbon purification technologies developed and owned by Chenzhou.

During the period of this report the Company commenced fit up of its recently acquired 250,000 square foot former steel plant on the Ohio River for the purpose of establishing bulk industrial materials processing, warehousing and logistics services on a contract basis. The facility is planned to be partly operational for contract processing of industrial minerals and materials during the calendar quarter ending March 31, 2007 and is planned to be expanded to accommodate added processing capacity during 2007. Management has the priority to develop uses of the Company’s industrial process technologies in new markets, primarily in markets where manufacturers and producers require occasional or peak outsourcing of capacity for their industrial minerals/materials processing requirements. Management views the Company’s industrial technologies together with its experienced operators and the engineering and equipment expertise of Classifier Milling Systems Corp., acquired by the Company in July 2006, as a strategic combination to uniquely position the Company to compete effectively as a processor of non-carbon industrial materials on a contract basis. During the period of this report, GTG Manufacturing & Warehousing (a registered trade name of the Company) produced a number of bulk minerals and industrial materials samples for two Canadian mining companies, which were produced successfully to their specifications. These bulk minerals samples were produced in connection with negotiations between GTG Manufacturing & Warehousing and those mining companies by which those companies would contract GTG Manufacturing & Warehousing for some part of their processing, warehousing and logistics requirements for various industrial minerals supplied by them to GTG Manufacturing & Warehousing. There can be no assurance these particular negotiations will result in contracts however management believes the Company’s advanced process technologies and plant location are the basis for the Company to be successful as a contractor of a broad range of industrial minerals and materials on a contract basis.

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

The business of the Company is partly dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United States, and the effect of that on periodic growth or decline in basic industries such as: steel, metals, refractory, automotive and aerospace and electronics manufacturing industries. In addition, the business of the Company could be significantly affected by the commercialization of fuel cell technology and carbon based composite materials as well as the rate of development of applications utilizing carbon based materials solutions. The Company is an integrated resource and manufacturing concern and our business results will vary with actual production costs of mining, production yield, and the then prevailing prices for mined materials as well as production levels of worldwide mining competitors. The Company's primary mining activities are currently being established in Madagascar and are planned to be established in China and Canada at a later date. Mined natural graphite prices for volume grade materials are fully negotiated and there is no commodities exchange or futures market where graphite is traded. Historically, Chinese graphite mine suppliers have supplied as much as 70% of carbon/graphite materials sold to world markets. In recent years, the price for graphite has increased, partly due to the increased use of graphite due to economic growth and modernization of China's domestic economy and regional growth in Asia and India, and partly due to depletion of mined graphite from current operating mines, primarily in China.

Results of Operations

Net sales were $460,838 for our fiscal quarter ended December 31, 2006 as compared to $296,162 for our fiscal quarter ended December 31, 2005, an increase of 55%. Net Sales were attributable to increased sales in our carbon/graphite industrial powders business as well as sales by our manufactured milling equipment systems business.

  Cost of goods sold for the fiscal quarter ended December 31, 2006 were $430,247, attributable to our carbon/graphite industrial powders business and our manufactured milling equipment and refractory systems business compared to $151,405 for the same period in 2005.

Gross profit for the fiscal quarter ended December 31, 2006 was $30,591 compared to $144,757 for the same period in 2005, a decrease of $ 114,166. This decrease was primarily due to an increase in manufacturing wages as we began operations in our Delano and Aliquippa Pennsylvania facilities. The increases in wages during the period of this report are not rationalized by current production levels of the Company’s industrial materials processing business sector, but were undertaken in anticipation of expected increases in production and the necessity to train new personnel to meet the labor requirements of increased production. Selling, general and administrative expenses consist of professional fees, employee compensation, insurances, office rents, travel and utilities and other miscellaneous general and administrative costs. Selling, general and administrative expenses were $1,300,559 for the fiscal quarter ended December 31, 2006 compared to $562,254 for our fiscal quarter ended December 31, 2005. The increase was due primarily to an increase in the number of employees and related employee compensation, commissions and professional fees incurred in connection with our financing transactions, costs incurred from the acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. We expect selling, general and administrative expenses will decrease in future periods because most of the expense associated with our acquisitions has been completed and is nonrecurring.

Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $411,379 for our fiscal quarter ended December 31, 2006 compared to $128,621 for our fiscal quarter ended December 31, 2005. Included in the interest expense is a non-cash amortization of debt discount of $70,317 in the quarter ended December 31, 2006. There was no such interest charge during the quarter ended December 31, 2005.

iCarbon Corporation and Subsidiaries

No benefit for income taxes was recorded for the fiscal quarter ended December 31, 2006 or 2005 because of the uncertainty as to the Company’s ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at December 31, 2006 and 2005.

The net loss for the fiscal quarter ended December 31, 2006 was ($1,681,347) or ($0.05) per basic and diluted share as compared to a net loss of ($681,118) or ($0.04) per basic and diluted share for the fiscal quarter ended December 31, 2005. This decrease in profitability is primarily due to significant non-recurring costs realized from the merger, legal and accounting costs applicable to operations prior to the merger, particularly the accounting and legal fees relating to the restatement of audited financial statements from 2004 to current, and significant professional costs during the transition of operations and management since the Merger in April, 2006, and also due to the increased operating expenses in the fiscal quarter ended December 31, 2006 versus the fiscal quarter ended December 31, 2005.

Net sales were $1,331,133 for our nine months ended December 31, 2006 as compared to $898,320 for our nine months ended December 31, 2005, an increase of 48%. Net sales were attributable to our carbon/graphite industrial powders sales and sales from our milling equipment systems business.

Cost of goods sold for the nine-month period ended December 31, 2006 were $1,157,104 attributable to our carbon/graphite industrial powders business and our manufactured milling equipment and refractory systems business compared to $547,785 for the same period in 2005.

Gross profit for the nine months ended December 31, 2006 was $174,029 compared to $350,535 for the same period in 2005, a decrease of $176,506 or 50%. This decrease was primarily due to an increase in manufacturing wages as we began operations in our Delano and Aliquippa Pennsylvania facilities. The increases in wages during the period of this report are not rationalized by current production levels of the Company’s industrial materials processing business sector, but were undertaken in anticipation of expected increases in production and the necessity to train new personnel to meet the labor requirements of increased production. Selling, general and administrative expenses consist of professional fees, employee compensation, insurances, office rents, travel and utilities and other miscellaneous general and administrative costs. Selling, general and administrative expenses were $3,905,239 for the nine month period ended December 31, 2006 compared to $2,008,655 for the same period ended December 31, 2005. The increase was due primarily to an increase in the number of employees and related employee compensation, commissions and professional fees incurred in connection with our financing transactions, costs incurred from the acquisition of Graphite Technology, and compliance with our reporting obligations under federal securities laws. We expect selling, general and administrative expenses will remain level and actually decrease in future periods because most of the expense associated with our acquisitions is complete.

Interest expense consists of certain cash and noncash charges and interest accrued on our various debt obligations. Interest expense was $928,027 for our nine months ended December 31, 2006 compared to $239,193 for the same period ended December 31, 2005. Included in the interest expense is a non-cash amortization of debt discount of $117,195 for the nine months ended December 31, 2006. There was no such interest charge during the nine months ended December 31, 2005.

The net loss for the nine month period ended December 31, 2006 was ($4,659,237) or ($0.23) per basic and diluted share as compared to a net loss of ($2,032,313) or ($0.13) per basic and diluted share for the same period ended December 31, 2005. This decrease in profitability is primarily due to significant non-recurring costs realized from the merger, legal and accounting costs applicable to operations prior to the merger, particularly the accounting and legal fees relating to the restatement of audited financial statements from 2004 to current, and significant professional costs during the transition of operations and management since the Merger in April, 2006, and also due to the increased operating expenses in the fiscal quarter ended December 31, 2006 versus the same period ended December 31, 2005.

iCarbon Corporation and Subsidiaries

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short and long-term debt. As of December 31, 2006, we had an unrestricted cash balance of $175,064. At December 31, 2006, we had a working capital deficit of $3,290,192 as compared to a deficit of $5,759,534 at March 31, 2006, a decrease of $2,469,342. The decrease in this deficit is due primarily to an increase in inventory of $924,315, an increase in accounts receivable of $183,982, an increase in prepaid expenses of 208,876 and the elimination in consolidation of notes payable due to BPK Resources, Inc. in the amount of $2,598,000 resulting from the Merger on April 19, 2006.

Net cash used in operating activities was $3,413,316 for the nine months ended December 31, 2006 compared to $1,250,678 for the nine months ended December 31, 2005. The $2,162,638 increase in cash used in operating activities was primarily due to an increase in net loss from $2,032,313 for the nine months ended December 31, 2005 to $4,659,237 for the nine months ended December 31, 2006.

Net cash used in investing activities was $3,251,363 for the nine months ended December 31, 2006 compared to $497,377 for the nine months ended December 31, 2005. The $2,753,986 increase in cash used in investing activities was due primarily to $1,333,300 in payments we made in connection with the acquisition agreement to purchase 50% common equity ownership interest of Société Malagache du Grafit s.a.r.l., $1,000,000 in payments we made in connection with our acquisition of Classifier Milling Systems Corp., an additional $942,292 in plant and equipment purchases and $325,549 in advances in connection with a license agreement with Chenzhou Global Graphite Inc. These disbursements were offset by a decrease of $200,000 in cash restricted for property, plant and equipment.

Net cash provided by financing activities was $6,719,697 for the nine months ended December 31, 2006 compared to $1,956,506 for the nine months ended December 31, 2005. The $4,763,191 increase in net cash provided by financing activities was due to $882,264 in cash received in the merger with BPK Resources, Inc, an increase in the amount of proceeds received from the issuance of convertible preferred stock, net of cost, in the subscribed amount of $1,871,028, an increase in the amount of proceeds from long-term debt of $2,714,791, an increase in the amount of proceeds from demand notes payable of $440,000, reduced by an increase in repayments of demand notes payable of $883,000, an increase in repayments on long-term debt of $248,690 and an increase in repayments on capital lease obligations of $13,202.

Our principal sources of financing over the nine month period ended December 31, 2006 are described below.

During the period we obtained gross proceeds of $2,339,999 through the issuance of 137,647 units consisting of shares of Series C Convertible Preferred stock and warrants Each share of Series C Preferred Stock has an original issue price of $17.00 and will automatically convert into shares of common stock at a conversion price of $1.02 per share upon the earlier of: (i) the filing of an amendment to our Articles of Incorporation increasing the number of shares of common stock we are authorized to issue so that each share of Series C Preferred Stock may be converted into common stock; or (ii) the first business day after the effective date of a reverse stock split of our outstanding shares of common stock such that we have sufficient number of authorized and unissued shares so that each share of Series C Preferred Stock may be converted into common stock. During the nine month period ended December 31, 2006, all of the outstanding Series C Preferred Stock was converted to 5,434,299 shares of common stock.

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

iCarbon Corporation and Subsidiaries

During the period of the current report, the Company completed a $4.5 Million institutional private placement of 9% guaranteed exchangeable notes due January 12, 2010. The notes were issued to Millennium Global Special Situations Americas Fund by iCarbon Corporation's subsidiary, Graphite Technology Group, Inc., and guaranteed by the Company. The notes are currently exchangeable for shares of the Company's common stock at an exchange price of $1.38.

On July 27, 2006, iCarbon Canada Ltd. (ICCL), a wholly owned foreign subsidiary of iCarbon Corporation, acquired Classifier Milling Systems Corp. ("CMS"), a Canadian private company. CMS engineers and manufactures conventional and custom milling process systems (Hammer Mills, Air Classifier Mills, Cyclones and Cyclone Classifiers, Dust Collectors, Chill Roll Assemblies, Extruders, Paddle/Ribbon Mixers). The purchase price of the acquisition was $4 million comprised of $1 million paid in cash and the issuance of a $3 million Promissory Note. The terms of the agreement include a provision to pay $1 million of the Promissory Note by issuance of 714,286 common equity shares of iCarbon Corporation (See Note 7 to the financial statements).

The Company borrowed $60,000 Keystone Nazareth Bank & Trust to purchase computers and computer software. The note is due August 3, 2009 and bears interest at the rate of 7.85%.

During the quarter ended December 31, 2006, the Company borrowed $530,000 from related parties.

A related party advanced $145,609 to Classifier Milling Systems during the quarter ended December 31, 2006. No repayment schedule has been established for these advances.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our CEO and CFO concluded that in light of the fact that we have had to file for extensions of the due date for a number of the periodic reports required to be filed with the Securities and Exchange Commission, our controls and procedures were not effective to provide reasonable assurance that such reports are filed or submitted timely with the Securities and Exchange Commission. The CEO and CFO also concluded that the number of actions taken during the Company’s fiscal quarter ended September 30, 2006 and during the period of this report, such as the current ongoing implementation of network based management information systems and the near completion of ongoing transition of business reporting to present management from prior management and prior appointed auditors and consultants previously relied on by the Company for reporting the Company's business operations, should result in adequate and effective disclosure controls and procedures to supply information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

iCarbon Corporation and Subsidiaries

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

There are no material legal proceedings involving the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2006, the Company issued 1,000,000 shares of its common stock to Carl Gustaf Bertil Akesson in connection with the acquisition of the initial 50% interest in Societe Malagache du Grafit (SOMAGRA). The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this offering.

On October 19, 2006, the Company issued 69,556 shares of its common stock to Carlant Holdings, 51,367 shares of its common stock to Heenan Blaikie LLP, 31,073 shares of its common stock to John-Peter Bradford, 114,393 shares of its common stock to Knox Insurance Brokers, Ltd. and 182,560 shares of its common stock to Anne Bachinski, all upon the conversion of convertible notes of the Company. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for these offerings.

On October 19, 2006, the Company issued 75,000 shares of its common stock to Sandgrain Securities, 22,500 shares of its common stock to Emmanuel Suchefort, and 37,500 shares of its common stock to Stephan Tandon, all for investment banking services. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On October 19, 2006, the Company issued 65,000 shares of its common stock to Designated Marketing, LLC for investor relations services. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this offering.

At the close of business on July 24, 2006, the Company issued a total of 16,398,142 shares of common stock upon the conversion of convertible promissory notes and the Company's Series C and Series D preferred stock. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.
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

(b) Reports on Form 8-K

On October 24, 2006, the Company filed a Current Report on Form 8-K to report that the Company entered into a Purchase and Sale Agreement with Chenzhou Global Graphite, Inc. (“CGG”) to acquire 100% equity ownership of CGG.

iCarbon Corporation and Subsidiaries

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: February 14, 2007	ICARBON CORPORATION

	By:	/s/ James E. Olive
James E. Olive
President and Chief Executive Officer

By:	/s/ David Laudeman
David Laudeman
Chief Financial Officer